Form 10-Q
period 2014-03-31
TETRALOGIC PHARMACEUTICALS CORP
filed 2014-05-08
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36208

TetraLogic Pharmaceuticals Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1604756
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

343 Phoenixville Pike
Malvern, Pennsylvania	19355
(Address of Principal Executive Offices)	(Zip Code)

(610) 889-9900

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of April 30, 2014 was 22,283,673.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “projects,” “intends,” “potential,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ability to develop and commercialize birinapant and suberohydroxamic acid phenyl-ester, or SHAPE; status, timing and results of pre-clinical studies and clinical trials; the potential benefits of birinapant and SHAPE; the timing of seeking regulatory approval of birinapant and SHAPE; our ability to obtain and maintain regulatory approval; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; our plans to develop and market birinapant and SHAPE and the timing of our development programs; our estimates of the size of the potential markets for birinapant and SHAPE; our selection and licensing of birinapant and SHAPE; our ability to attract collaborators with acceptable development, regulatory and commercial expertise; the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of birinapant and SHAPE; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell birinapant and SHAPE directly; the rate and degree of market acceptance of birinapant and SHAPE; the timing and amount or reimbursement for birinapant and SHAPE; the success of other competing therapies that may become available; the manufacturing capacity for birinapant and SHAPE; our ability to manage the growth and size of our organization as a result of our acquisition of Shape Pharmaceuticals, Inc., or Shape Pharmaceuticals; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations; financial condition, liquidity, prospects, and growth and strategies; the industry in which we operate; the trends that may affect the industry or us; the market price of our stock; and our potential obligation to repurchase certain shares of common stock.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods.

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•                  our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•                  the success and timing of our pre-clinical studies and clinical trials;

•                  the potential that results of pre-clinical studies and clinical trials indicate birinapant or SHAPE is unsafe or ineffective;

•                  our exposure to business disruptions;

•                  our dependence on third parties in the conduct of our pre-clinical studies and clinical trials;

•                  the difficulties and expenses associated with obtaining and maintaining regulatory approval of birinapant and SHAPE, and the labeling under any approval we may obtain;

•                  our plans and ability to develop and commercialize birinapant and SHAPE;

•                  our ability to acquire or license additional product candidates;

•                  our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

•                  the size and growth of the potential markets for birinapant and SHAPE, market acceptance of birinapant and SHAPE and our ability to serve those markets;

•                  legal and regulatory developments in the U.S. and foreign countries;

•                  our ability to limit our exposure to product liability lawsuits;

•                  our exposure to scrutiny and increased expenses as a result of being a public company;

•                  the rate and degree of market acceptance of birinapant and SHAPE;

•                  obtaining and maintaining intellectual property protection for birinapant and SHAPE and our proprietary technology;

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

Birinapant and SHAPE are investigational drugs undergoing clinical development and have not been approved by the U.S. Food and Drug Administration, or FDA, nor submitted to the FDA for approval. Birinapant and SHAPE have not been, nor may never be approved by any regulatory agency nor marketed anywhere in the world. Statements contained in this quarterly report should not be deemed to be promotional.

Any forward-looking statements that we make in this report speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

You should also read carefully the factors described in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2013, or the Annual Report, and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

TETRALOGIC PHARMACEUTICALS CORPORATION

(A DEVELOPMENT-STAGE COMPANY)

BALANCE SHEETS

	December 31	March 31
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$55,135,508	$20,716,710
Short-term investments	—	27,318,404
Prepaid expenses and other current assets	153,210	1,253,720
Restricted cash	20,000	20,000
Total current assets	55,308,718	49,308,834
Property and equipment, net	139,577	481,724
Long-term investments	—	803,416
Other assets	54,126	54,126
Total assets	$55,502,421	$50,648,100

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,215,198	$1,362,456
Accrued expenses	2,921,458	2,631,627
Derivative liabilities	793,744	508,723
Total current liabilities	4,930,400	4,502,806
Other liabilities	22,968	21,201
Total liabilities	4,953,368	4,524,007

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,199,256 and 22,268,942 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	2,220	2,227
Additional paid-in capital	140,419,071	141,328,487
Cumulative unrealized loss on investments	—	(316)
Deficit accumulated during the development stage	(89,872,238)	(95,206,305)
Total stockholders’ equity	50,549,053	46,124,093
Total liabilities and stockholders’ equity	$55,502,421	$50,648,100

See accompanying notes to financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period From
			September 22,
			2003 (Date of
			Inception) to
	Three months ended March 31,		March 31,
	2013	2014	2014

Collaboration revenue	$—	$—	$13,060,783
Grant revenue	—	—	618,208

Expenses:
General and administrative	977,918	2,508,285	31,459,554
Research and development	2,243,464	3,122,749	76,398,479
Total expenses	3,221,382	5,631,034	107,858,033

Loss from operations	(3,221,382)	(5,631,034)	(94,179,042)

Change in fair value of derivative liabilities	—	285,021	1,086,994
Interest and other income	5	11,946	1,310,566
Interest expense	(207,295)	—	(3,424,823)
Net loss	$(3,428,672)	$(5,334,067)	$(95,206,305)
Cumulative preferred stock dividends	(851,526)	—	(10,499,291)
Net loss attributable to common shareholders	$(4,280,198)	$(5,334,067)	$(105,705,596)

Per share information:
Net loss per common share:
Basic	$(3.89)	$(0.24)
Diluted	$(3.89)	$(0.25)

Weighted average shares outstanding:
Basic	1,099,785	22,249,474
Diluted	1,099,785	22,321,473

Net loss	$(3,428,672)	$(5,334,067)	$(95,206,305)
Unrealized gains/(losses) on available-for-sale securities	—	(316)	(316)
Comprehensive loss	$(3,428,672)	$(5,334,383)	$(95,206,621)

See accompanying notes to financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Period From
			September 22,
			2003 (Date of
			Inception) to
	Three Months ended March 31,		March 31,
	2013	2014	2014
Cash flows from operating activities
Net loss	$(3,428,672)	$(5,334,067)	$(95,206,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,073	16,870	1,653,956
Issuance of common stock to a university	—	—	5,861
Stock-based compensation expense	123,418	813,678	5,918,617
Change in fair value of derivative liabilities	—	(285,021)	(1,086,994)
Loss on disposal of fixed assets	—	—	5,471
Non-cash interest expense	122,018	—	3,158,640
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(295,096)	(1,100,510)	(744,747)
Accounts payable, accrued expenses and other liabilities	(285,561)	(144,341)	3,515,023
Net cash used in operating activities	(3,732,820)	(6,033,391)	(82,780,478)

Cash flows from investing activities
Purchase of property and equipment	(14,753)	(359,016)	(2,016,136)
Restricted cash	—	—	(20,000)
Purchase of short-term investments	—	(27,318,092)	(35,330,455)
Purchase of long-term investments	—	(804,044)	(804,044)
Maturity of short-term investments	—	—	8,012,363
Net cash used in investing activities	(14,753)	(28,481,152)	(30,158,272)

Cash flows from financing activities
Proceeds from notes payable, net	—	—	1,270,248
Proceeds from exercise of stock options	—	95,745	235,675
Proceeds from convertible notes payable, net	—	—	24,758,933
Proceeds from issuance of convertible preferred stock, net	—	—	59,671,389
Proceeds from issuance of common stock, net	—	—	49,114,478
Payments on notes payable and capital leases	—	—	(1,395,263)
Net cash provided by financing activities	—	95,745	133,655,460
Net increase (decrease) in cash and cash equivalents	(3,747,573)	(34,418,798)	20,716,710
Cash and cash equivalents — beginning of period	4,511,889	55,135,508	—
Cash and cash equivalents — end of period	$764,316	$20,716,710	$20,716,710

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of loan principal and accrued interest to preferred stock	$—	$—	$5,730,064
Conversion of convertible notes principal and accrued interest to common stock			$20,134,701
Conversion of preferred stock to common stock to common stock	$—	$—	$65,412,203
Cash paid for interest	$—	$—	$169,844

See accompanying notes to financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

(A DEVELOPMENT-STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

1. Organization and Description of the Business

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that mimic Second Mitochondrial Activator of Caspases, or SMAC-mimetics, and are designed to cause or enable abnormal cells that are resistant to the body’s immune system to self-destruct. We were originally incorporated in July 2001 as Apop Corp., a New Jersey corporation. Pursuant to a merger effective as of October 2003 with and into our wholly owned subsidiary, we became a Delaware corporation and commenced operations in 2003. Our name was changed to Apop Corporation in March 2004, to Gentara Corporation in June 2004 and to TetraLogic Pharmaceuticals Corporation in January 2006. We are a development stage enterprise and, accordingly, our operations to date have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates and recruiting personnel.

Liquidity

At March 31, 2014, we had working capital of $44.8 million and cash, cash equivalents and investments of $48.8 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

We believe that our existing cash and cash equivalents as of March 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2014.   However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP, for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

Unaudited Interim Financial Information

The accompanying condensed balance sheet as of March 31, 2014, condensed statements of operations and comprehensive loss and condensed statements of cash flows for the three months ended March 31, 2013 and 2014 and the period from September 22, 2003 (date of inception) to March 31, 2014 are unaudited. The interim unaudited condensed financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of March 31, 2014 and the results of our operations, our comprehensive loss and our cash flows for the three months ended March 31, 2013  and 2014 and the period from September 22, 2003 (date of inception) to March 31, 2014. The financial data and other information disclosed in these notes as of March 31, 2013 and 2014 and for the three months ended March 31, 2013 and 2014 and the period from September 22, 2003 (date of inception) to March 31, 2014 are unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.

Development Stage Company

We are considered to be in the development stage as defined by GAAP. We have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, and raising capital.

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

Significant Accounting Policies

Our significant accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2013. Since the date of those financial statements, there have been no changes to our significant accounting policies.

3. Fair Value Measurements

Financial Accounting Standards Board accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.

The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

•                  Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

•                  Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

•                  Level 3 — Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets
Money market funds (cash equivalents)	$42,000,000	$—	$—	$42,000,000
Certificate of deposit (restricted cash)	$20,000	$—	$—	$20,000
Total assets	$42,020,000	$—	$—	$42,020,000
Liabilities
Common stock warrant liability	—	—	$793,744	$793,744
Total liabilities	$—	$—	$793,744	$793,744
March 31, 2014
Assets
Money market funds (cash equivalents)	$9,476,607	$—	$—	$9,476,607
Other cash equivalents	$—	$7,258,530	$—	$7,258,530
Short-term investments	$—	$27,318,405	$—	$27,318,405
Long-term investments	$—	$803,416	$—	$803,416
Certificate of deposit (restricted cash)	$20,000	$—	$—	$20,000
Total assets	$9,496,607	$35,380,351	$—	$44,876,958
Liabilities
Common stock warrant liability	—	—	$508,723	$508,723
Total liabilities	$—	$—	$508,723	$508,723

We had outstanding warrants to purchase our series B convertible preferred stock, or the 2006 Warrants (as defined below), that converted into warrants to purchase our common stock at the time of our initial public offering in December 2013. The 2006 Warrants were redeemable for cash upon an event that was not within our control.  In accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the 2006 Warrants are recorded as a derivative liability on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. The fair value of the warrant liability is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (90%), the fair value of our common stock, and the remaining contractual term of the warrant (2.1 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. The fair value of each 2009/2010 Warrant is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (90%), the fair value of the common stock, and the contractual term of the warrant (5.7 to 6.0 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2012 and 2013, we issued detachable warrants, or the 2012/2013 Warrants, in conjunction with the 2012/2013 Notes (as defined below). The 2012/2013 Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the 2012/2013 Notes. The 2012/2013 Warrants contain one or more underlying securities, one or more notional amounts or payment provisions or both, minimal to no initial net investment and net settlement provisions. As such, the 2012/2013 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. The fair value of each 2012/2013 Warrant is estimated by applying probability-weighted expected return methods to a multiple scenario option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (90%), the estimated fair value of certain equity securities ($0.33 to $1.53 per share), and the expected term to various liquidity events (1-2.5 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.  All of the 2012/2013 Warrants were converted to common stock at the time of our initial public offering.

Significant decreases in our stock price volatility will significantly decrease the overall valuation of our derivative liabilities, while significant increases in our stock price volatility will significantly increase the overall valuation. As discussed above, the strike price of our 2009/2010 Warrants may be decreased. Accordingly, a significant decrease in the strike price of the 2009/2010 Warrants will substantially increase the overall valuation.  In addition, changes in the market price of our common stock will have a significant effect on the overall valuation of the warrant liabilities.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2014:

	December 31, 2013	Issuances	Exercises	Change in Fair Value	March 31, 2014
Common stock warrant liability	$793,744	—	—	$(285,021)	$508,723
Total liabilities	$793,744	$—	$—	$(285,021)	$508,723

4. Investments

The Company’s investments are classified as available-for-sale pursuant to Accounting Standards Codification (ASC) 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. We consider all investments that have maturities of three months or less when acquired to be cash equivalents.  Investments are classified as long-term assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three months ended March 31, 2013 and 2014 or for the period from September 22, 2003 (inception) to March 31, 2014. The Company recorded $0, $316 and $316 of unrealized losses during the three months ended March 31, 2013 and 2014, and the period from September 22, 2003 (inception) to March 31, 2014, respectively. Realized gains and losses are included in interest income in the statement of operations. There were no realized gains or losses recognized during the three months ended March 31, 2013 or 2014 or for the period from September 22, 2003 (inception) to March 31, 2014. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

At December 31, 2013, cash and cash equivalents consisted of $13.1 million in cash accounts and $42.0 million in money market accounts.  We did not hold any investments at December 31, 2013.

Cash, cash equivalents and investments at March 31, 2014 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$13,458,180			$13,458,180
Corporate bonds	5,509,142			5,509,142
Commercial paper	1,749,388			1,749,388
Total cash and cash equivalents	$20,716,710	$—	$—	$20,716,710
Short-term investments:
Corporate bonds	$17,829,287		$(8,813)	$17,820,474
Commercial paper	9,488,805	9,125		9,497,930
Total short-term investments	$27,318,092	$9,125	$(8,813)	$27,318,404
Long-term investments:				—
Commercial paper	$804,044		$(628)	$803,416
Total long-term investments	$804,044	$—	$(628)	$803,416
Total cash, cash equivalents, and investments	$48,838,846	$9,125	$(9,441)	$48,838,530

5. Accrued Expenses

At December 31, 2013 and March 31, 2014, accrued expenses consisted of the following:

	December 31, 2013	March 31, 2014
Payroll and related costs	$1,674,869	$1,255,130
Research and development related costs	730,161	913,605
Professional fees	368,945	347,610
Other	147,483	115,282
	$2,921,458	$2,631,627

6. Notes Payable and Detachable Warrants

On November 3, 2003, we borrowed $500,000 from an investor. The loan bore interest at the rate of 6%, was secured by a lien on all of our assets, and was due on the earlier of January 31, 2005 or the sale by us of any of our equity securities. In March 2004, the loan, including accrued interest, was converted into series A convertible preferred stock.

In December 2004, we entered into an equipment loan facility, or the Facility, with a bank that provided for borrowings up to $625,000, subject to certain conditions, through September 2005. Borrowings under the Facility were used to finance laboratory equipment and, up to specified maximum percentages, computer equipment, furniture, software, and leasehold improvements. Borrowings were secured by the related assets. Amounts borrowed under the Facility were repayable in 36 equal monthly payments of principal and interest, plus a final payment equal to 5% of the amount borrowed. The interest rate for each loan was fixed at the time of the borrowing based on a specified spread over the bank’s prime rate, with a minimum interest rate of 5.25%. In connection with the borrowings under the Facility, we issued a 10-year warrant to purchase 735 shares of common stock at $17.00 per share, or the 2004 Warrant, exercisable through December 2014. As of December 31, 2013 and March 31, 2014, there were no borrowings outstanding under the Facility and no interest expense related to the Facility was recognized during the three months ended March 31, 2013 and 2014, and the Facility is longer available to us. Interest expense related to the Facility was $55,142 for the period from September 22, 2003 (date of inception) to March 31, 2014.

In May 2007, the Facility was amended to provide for additional borrowings up to $750,000 subject to certain conditions through April 2008, or the Amended Facility. Amounts borrowed under the Amended Facility are repayable in 48 equal monthly payments of principal and interest, plus a final payment equal to 2% of the amount borrowed. Interest rates for each loan will be fixed at the time of the borrowing based on a specified spread over the bank’s prime rate. In connection with the borrowings under the Amended Facility, we issued an additional 10-year warrant to purchase 1,961 shares of common stock at $7.65 per share, exercisable through May 2017, or the 2007 Warrant. The fair value of the 2007 Warrant was estimated using the Black-Scholes valuation model and was de minimis. Interest expense related to the Amended Facility was $0, $0, and $118,720 for the three months ended March 31, 2013, 2014, and for the period from September 22, 2003 (date of inception) to March 31, 2014, respectively. As of December 31, 2013 and March 31, 2014, there were no borrowings outstanding under the Amended Facility and the Amended Facility is no longer available to us.

In March 2006, we entered into an agreement with the series A convertible preferred stock stockholders, authorizing us to borrow up to $1 million in convertible debt, or the 2006 Notes. In March 2006, we issued convertible promissory notes to the series A convertible preferred stock stockholders in the amount of $333,666. In May 2006, we issued additional 2006 Notes in the amount of $333,000. The 2006 Notes bore interest at the rate of 8% per annum, and were due, with interest, on the earlier of December 31, 2006 and a “sale event”, as defined in the agreement. In connection with the borrowings, the noteholders received 10-year warrants, or the 2006 Warrants, to purchase an aggregate of 370,367 shares of our series B convertible preferred stock, at $0.45 per share.  In connection with our initial public offering in December 2013, the 2006 Warrants converted to 21,786 common stock warrants with an exercise price of $7.65 per share. The fair value of the 2006 Warrants was calculated to be $57,150 using the Black-Scholes valuation model and was recorded as debt discount and classified as a liability and carried at fair value. In June 2006, in connection with our series B convertible preferred stock financing, the total principal amount of $666,666 of the 2006 Notes and accrued interest of $7,484 were converted at a share price of $0.45 per share into 1,498,111 shares of series B convertible preferred stock.

In November 2009, we entered into an agreement with certain of the series B convertible preferred stock stockholders and two individuals, authorizing us to borrow up to $2,000,000 in convertible debt, or the 2009/2010 Notes. In November 2009, we issued convertible promissory notes to the series B convertible preferred stock stockholders and two individuals in the amount of $2,000,000. The 2009/2010 Notes bore interest at the rate of 8% per annum, and were originally due, with interest, on the earlier of February 28, 2010 and a “sale event”, as defined in the agreement. In March 2010, the agreement was amended to authorize us to borrow an additional $2,400,000 in convertible debt and to extend the maturity date of the 2009/2010 Notes to June 30, 2010. Concurrent with the amendment, we issued additional 2009/2010 Notes in the amount of $2,388,000 to the existing noteholders.

In connection with the borrowings under the 2009/2010 Notes, the noteholders received 10-year warrants to purchase an aggregate of 75,837 shares of our common stock at an exercise price of $0.85 per share, or the 2009/2010 Warrants. The fair value of the 2009/2010 Warrants was calculated to be $53,144, using the Black-Scholes valuation model and was recorded as debt discount and classified as a liability and carried at fair value. As a result of recording the fair value of the warrants as debt discount, a beneficial conversion feature was created, as the effective conversion rate of the 2009/2010 Notes was less than the estimated fair value of the series B convertible preferred stock that the 2009/2010 Notes were initially convertible into prior to our series C convertible preferred stock financing. The total beneficial conversion feature recorded in 2009 and 2010 on the dates of issuance of the 2009/2010 Notes was $24,202 and $28,942, respectively, and was recorded as debt discount with a corresponding credit to additional paid-in capital. The debt discount was amortized to interest expense over the term of the 2009/2010 Notes. A total of $106,288 of debt discount was amortized to interest expense during the period from September 22, 2003 (date of inception) to March 31, 2014.

In July 2010, in connection with our series C convertible preferred stock financing, the total principal amount of $4,388,000 of the 2009/2010 Notes and accrued interest of $167,914 were converted into 12,097,522 shares of series C preferred stock at a price of $0.3766 per share.

In November 2012, we entered into an agreement with certain of our preferred stockholders, authorizing us to borrow up to $10,000,000 in convertible debt, or the 2012/2013 Notes. In both November 2012 and April 2013, we issued convertible promissory notes to such preferred stockholders in the amount of $5,000,000 for an aggregate of $10,000,000. The 2012/2013 Notes bear interest at the rate of 8% per annum, and were originally due, with interest, on the earlier of July 1, 2013, or upon a liquidation, as defined in our certificate of incorporation. Subsequent to issuance, the 2012/2013 Notes were amended by the noteholders and us to extend their maturity to April 2014. Upon the closing of a qualified financing, as defined in the agreement, the 2012/2013 Notes, including all outstanding principal and accrued interest, shall automatically convert into the type of equity securities issued in the qualified financing at the share price paid by the participating investors in the financing. Upon the occurrence of a non-qualified financing, the outstanding amount of principal and accrued interest is convertible at the option of the noteholder at the share price paid by the participating investors in the non-qualified financing. If the 2012/2013 Notes have not been converted or repaid prior to twelve months following issuance, the notes, including all outstanding principal and accrued interest, may be converted, at the option of the holder, into series C convertible preferred stock at the original purchase price for the series C convertible preferred stock. For the three months ended March 31, 2013 and 2014, and for the period from September 22, 2003 (date of inception) through March 31, 2014, we incurred interest expense of $98,626, $0 and $692,603, respectively, in connection with these outstanding convertible notes.  In December 2013, all of the 2012/2013 Notes were converted into 1,527,507 shares of common stock at the time of our initial public offering.

In connection with the 2012/2013 Notes, in November 2012 and April 2013 certain of the noteholders received 10-year warrants to purchase $750,000 and $2,250,000, respectively, of our preferred stock. The number of shares the holder may purchase by exercising these warrants is equal to the warrant dollar value divided by the per share price paid by investors in the qualified or non-qualified equity financing, as defined in the applicable agreement. If a qualified or non-qualified financing has not occurred within twelve months of issuance, or the Trigger Date, then, at the election of the holder, the warrants may be exercisable into series C convertible preferred stock or the preferred stock issued in the first preferred stock financing completed after the Trigger Date. In the event of an initial public offering (such as our recent initial public offering), the number of warrants and the exercise price will be set based on the series C conversion ratio (6.4022) and net settle into a number of shares of common stock equal to the in-the-money value at the initial public offering price. The fair value of the 2012/2013 Warrants was calculated to be $847,441, applying probability-weighted expected return methods to multiple scenario option pricing models and was recorded as debt discount with a corresponding credit to the preferred stock warrant liability. A total of $108,669, $0 and $847,441 of debt discount was amortized to interest expense during the three months ended March 31, 2013 and 2014, and for the period from September 22, 2003 (date of inception) through March 31, 2014, respectively. In December 2013, the 2012/2013 Warrants were converted into 40,017 shares of common stock at the time of our initial public offering.

In connection with a clinical study being conducted in collaboration with a pharmaceutical company, in May 2013, we received a $3,000,000 loan from such company and in return we issued a convertible note to such company, or the Collaboration Note, in the amount of $3,000,000. The Collaboration Note bears interest at the rate of 8% per annum, and is due, with interest, on the earlier of May 16, 2015 or in the event of a liquidation (as more fully described in in our certificate of incorporation). Upon the closing of a qualified financing, as defined in the agreement, the Collaboration Note, including all outstanding principal and accrued interest, shall automatically convert into the type of equity securities issued in the qualified financing at the share price paid by the participating investors in the financing. Upon the occurrence of a non-qualified financing, the outstanding amount of principal and accrued interest is convertible at the option of the noteholder at the share price paid by the participating investors in the non-qualified financing. If the Collaboration Note has not been converted or repaid prior to twenty-four months following issuance, such note, including all outstanding principal and accrued interest, may be converted, at the option of the holder, into series C-1 convertible preferred stock at the original purchase price for the series C-1 convertible preferred stock. For the three months ended March 31, 2013 and 2014, and for the period from September 22, 2003 (date of inception) through March 31, 2014, interest expense of $0, $0 and $141,370, respectively, was recorded in connection with the outstanding Collaboration Note.  In December 2013, the Collaboration Note was converted into 448,767 shares of common stock at the time of our initial public offering.

In October 2013, we issued additional convertible notes in the aggregate amount of $6.2 million, or the October 2013 Notes. The October 2013 Notes bear interest at the rate of 8% per annum, and mature, with interest, on the earlier of October 30, 2014 or in the event of a liquidation (as more fully described in our certificate of incorporation). Upon the closing of a qualified financing, as defined in the agreement, the October 2013 Notes, including all outstanding principal and accrued interest, shall automatically convert into the type of equity securities issued in the qualified financing at the share price paid by the participating investors in the financing. Upon the occurrence of a non-qualified financing, the outstanding amount of principal and accrued interest is convertible at the option of the noteholder at the share price paid by the participating investors in the non-qualified financing. If the October 2013 Notes have not been converted or repaid prior to twelve months following issuance, the notes, including all outstanding principal and accrued interest, may be converted, at the option of the holder, into series C convertible preferred stock at the original purchase price for the series C convertible preferred stock.  For the three months ended March 31, 2013 and 2014, and for the period from September 22, 2003 (date of inception) through March 31, 2014, we incurred interest expense of $0, $0 and $65,600, respectively, in connection with these outstanding convertible notes. In December 2013, the October 2013 Notes were converted into 900,145 shares of common stock at the time of our initial public offering.

In connection with this additional issuance of the October 2013 Notes, the noteholders received additional warrants to purchase $1.9 million of our preferred stock. The number of shares the holder may purchase by exercising these warrants is equal to the warrant dollar value divided by the per share price paid by investors in the qualified or non-qualified equity financing, as defined in the applicable agreement. If a qualified or non-qualified financing has not occurred within twelve months of issuance, or the Trigger Date, then, at the election of the holder, the warrants may be exercisable into series C convertible preferred stock or the preferred stock issued in the first preferred stock financing completed after the Trigger Date.  In the event of an initial public offering, the number of warrants and the exercise price will be set based on the series C conversion ratio (6.4022) and net settle into a number of shares of common stock equal to the in-the-money value at the initial public offering price. The fair value of the October 2013 Warrants was calculated to be $1,092,771, applying probability-weighted expected return methods to multiple scenario option pricing models and was recorded as debt discount with a corresponding credit to the preferred stock warrant liability. A total of $0, $0 and $1,092,771 of debt discount was amortized to interest expense during the three months ended March 31, 2013 and 2014, and for the period from September 22, 2003 (date of inception) through March 31, 2014, respectively. In December 2013, the October 2013 Warrants were converted into 24,953 shares of common stock at the time of our initial public offering.

7. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, of which 22,199,256 and 22,268,942 were issued and outstanding at December 31, 2013 and March 31, 2014, respectively.

Stock-based compensation expense

Stock-based payments to employees, including grants of employee stock options, are recognized in the statement of operations and comprehensive loss based on fair value. Stock-based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument. The fair value of stock options is calculated using the Black-Scholes valuation model, and is recognized over the vesting period.

Stock-based compensation expense recognized by award type is as follows:

			September 22,
			2003
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2014	2014
Options awards	$31,578	$784,811	$4,303,166
Restricted stock awards	91,840	28,867	1,615,451
Total stock-based compensation expense	$123,418	$813,678	$5,918,617

Total compensation cost recognized for all stock-based compensation awards in the statements of operations is as follows:

			September 22,
			2003
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2014	2014
Research and development	$86,028	$238,471	$1,964,983
General and administrative	37,390	575,207	3,953,634
Total stock-based compensation expense	$123,418	$813,678	$5,918,617

During the three months ended March 31, 2014, stock options to purchase 50,000 shares of common stock were awarded to employees at a weighted average exercise price of $7.72 per share, 78,879 stock options were exercised at an average exercise price of $1.21 per share, and 67,561 stock options were forfeited.  There have been no significant changes to the assumptions used to calculate fair value from those disclosed in our audited financial statements as of December 31, 2013.

Warrants

We presently have the following warrants outstanding to purchase shares of our common stock:

		Number of
		Shares	Exercise
Warrant Series	Underlying Equity Security	Issuable	Price	Expiration Date
2004 Warrant	common stock	735	$17.00	December 2014
2007 Warrant	common stock	1,961	$7.65	May 2017
2006 Warrants	common stock	21,786	$7.65	March 2016-May 2016
2009/2010 Warrants	common stock	75,837	$0.85	November 2019-March 2020

Our 2006 Warrants and 2009/2010 Warrants are classified as derivative liabilities on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. See Note 9 for additional information and Note 3 with respect to fair value.

8. Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.

In accordance with Accounting Standards Codification (ASC) Topic 260, “Earnings per Share”, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding.  We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three months ended March 31, 2014, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.  For the three months ended March 31, 2013, the effect of the adjustments for all warrants classified as derivative liabilities was non-dilutive.

The following table sets forth the computation of diluted net loss per share for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Numerator:
Net loss	$(3,428,672)	$(5,334,067)
Less: income from change in fair value of warrant liability	—	(285,021)
Dividends on series C and C-1 convertible preferred stock	(851,526)	—
Numerator for diluted net loss per common share	$(4,280,198)	$(5,619,088)
Denominator:
Basic weighted average common shares outstanding	1,099,785	22,249,474
Dilutive common shares from assumed warrant exercises	—	71,999
Weighted average shares of common stock outstanding	1,099,785	22,321,473
Diluted net loss per share of common stock	$(3.89)	$(0.25)

The following potentially dilutive securities outstanding at March 31, 2013 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31,
	2013	2014
Convertible preferred stock	9,592,988	—
Warrants	100,319	2,696
Stock options	743,158	3,166,976
Unvested restricted stock	211,947	48,408
	10,648,412	3,218,080

9. Derivative Financial Instruments

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

Our 2006 Warrants, 2009/2010 Warrants and 2012/2013 Warrants are classified as derivative financial instruments. Upon the issuance of any warrant, we evaluate the terms of the warrant in connection with Accounting Standards Codification, or ASC 815, Derivatives and Hedging. The 2009/2010 Warrants contain a provision whereby the exercise price and/or underlying equity security may be adjusted upon the occurrence of certain events within our control, such as the future issuance of equity securities at a price below the current exercise price of the warrants. The preferred stock underlying the 2006 and 2012/2013 Warrants can be redeemed for cash upon an event that is not within our control. Accordingly, the 2006, 2009/2010 and 2012/2013 warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities. Upon exercise of these warrants, the cash inflow will be recorded as a financing activity on our statement of cash flows. All of the 2012/2013 Warrants were converted to common stock at the time of our initial public offering in December 2013. As of March 31, 2014, none of the remaining warrants have been exercised.

10. Subsequent Events

Shape Pharmaceuticals

On April 14, 2014 (“the acquisition date”), we acquired by merger 100% of the total issued share capital of Shape Pharmaceuticals.  Shape Pharmaceuticals was a development stage pharmaceutical company developing SHAPE, a novel, tissue-targeted HDAC inhibitor in a topical gel formulation to treat stage IA-IIA Cutaneous T-Cell Lymphoma (CTCL).  The acquisition added a second clinical-stage oncology compound to the TetraLogic portfolio.

The acquisition date fair value of consideration transferred totaled $13 million, all of which was in cash.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Allocation of purchase price:
Cash and cash equivalents	$152,082
Other current assets	12,765
Accounts payable	(244,635)
Deferred revenue	(200,000)
Deferred taxes	(10,278,128)
Other liabilities	(16,950,000)
Indefinite-lived intangible assets	40,507,916
Total purchase price	$13,000,000

The final purchase price allocation may differ from that presented above due to adjustments that may result from completion of the valuation of Shape Pharmaceuticals’ intangible assets, the valuation of contingent consideration and ongoing evaluations of deferred taxes and valuation allowances.

The intangible assets acquired represent indefinite-lived intangible assets relating to the technology acquired from Shape Pharmaceuticals.  These intangibles will not be amortized until FDA approval has been obtained for a product that uses this technology.

The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments.

The following unaudited pro forma information presents results as if the acquisition occurred at the beginning of each annual reporting period presented:

	Three months ended March 31,
	2013	2014
Revenues	$—	$—
Net loss attributable to TetraLogic Pharmaceuticals Corporation	$(3,876,575)	$(5,823,588)
Basic loss per common share attributable to TetraLogic Pharmaceuticals Corporation	$(4.30)	$(0.26)
Diluted loss per common share attributable to TetraLogic Pharmaceuticals Corporation	$(4.30)	$(0.27)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this quarterly report, and in conjunction with financial statements included in the Annual Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the “Risk Factors” section of this quarterly report and the Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company focused on discovering, acquiring and developing novel product candidates to treat cancer and infectious diseases. We currently have two clinical-stage product candidates in development: birinapant and suberohydroxamic acid phenyl ester (SHAPE).  Birinapant is designed to mimic the activity of an endogenous protein, the second mitochondrial activator of caspases or SMAC, which is involved in the regulation of the apoptotic process within cells.  Avoidance of apoptosis is a critical step in tumor development.   SHAPE is an HDAC inhibitor (HDACi).  Altered expression of HDACs has been linked to tumor development and several drugs approved for systemic use in the treatment of cancers take advantage of this mechanism.

Birinapant, our lead clinical-stage product candidate, was selected from an internally-discovered library of over 3,000 inhibitor of apoptosis protein compounds that are designed to cause or enable abnormal cells that are resistant to the body’s immune system to self destruct. This mechanism of action is potentially applicable across a variety of cancers and viral and mycobacterial infections. Birinapant is currently being tested in Phase 1 and Phase 2 clinical trials for multiple solid tumors and hematological malignancies. Our clinical trials of birinapant to date have enrolled over 295 subjects. Our composition of matter patents on birinapant in the U.S. expire in 2030 without accounting for any potential patent term extensions.

Our clinical and pre-clinical programs with birinapant are focused on:

•                                          myelodysplastic syndromes, or MDS

We have an ongoing Phase 1/2 clinical trial of birinapant as a single agent in various blood cancers. We are conducting a Phase 1 clinical trial of birinapant administered with azacitidine in MDS and intend to start a randomized Phase 2 clinical trial of birinapant administered with azacitidine in MDS in the first half of 2014.

•                                          colorectal cancer, or CRC

We completed a Phase 1/2 clinical trial of birinapant administered with irinotecan in CRC, and we intend to start a randomized clinical trial of birinapant administered with a chemotherapy regimen containing irinotecan in second line CRC in 2015.

•                                          ovarian cancer

We started a Phase 1/2 clinical trial of birinapant administered with conatumumab in ovarian cancer in the fourth quarter of 2013.

•                                          hepatitis B virus, or HBV

We intend to start a Phase 1 clinical trial in HBV in the fourth quarter of 2014.

In April 2014, we acquired by merger Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio.  We paid $13 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments.

SHAPE, our second clinical stage product candidate, is an HDAC inhibitor being developed for topical use for the treatment of CTCL.  HDAC is a validated cancer target and HDAC inhibitors are a proven class of anti-cancer drugs. SHAPE is a novel therapeutic intentionally designed to maximize HDAC inhibition locally in the skin with limited systemic exposure. As a result, SHAPE has characteristics that could allow it to be used topically over large body surface areas without systemic absorption.   By avoiding toxicities typical of orally-administered HDACi, SHAPE may potentially provide a better safety profile than other HDAC inhibitors that are delivered systemically.  SHAPE has been evaluated in a randomized, dose escalation placebo-controlled Phase 1 clinical trial in early CTCL subjects that met safety endpoints and demonstrated clinical activity. We plan to commence a randomized Phase 2 clinical trial of SHAPE in subjects with early stage CTCL by the end of 2014.  SHAPE’s composition of matter patent in the U.S. extends until at least 2028; in addition, SHAPE has been granted U.S. orphan drug designation for CTCL.  We have acquired worldwide development and commercialization rights to SHAPE for all indications.

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

We are a development stage enterprise, and accordingly, our operations to date have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and clinical trials and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2014 was $95.2 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $2.2 million and $3.1 million during the three months ended March 31, 2013 and 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We have funded our operations primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our common stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses.  As of December 31, 2013 and March 31, 2014, we had $55.1 million and $48.8 million in cash, cash equivalents and investments, respectively.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of birinapant and SHAPE. Our short- and long-term capital requirements depend upon a variety of factors, including our clinical development plan and various other factors discussed below. We believe that our existing cash, cash equivalents and investments as of March 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2014. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to birinapant and SHAPE.

Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to the:

•                            initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for birinapant, SHAPE or any other future product candidates;

•                            clinical development plans we establish for birinapant, SHAPE and any other future product candidates;

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

•                            costs and timing of the implementation of commercial-scale manufacturing activities; and

•                            costs and timing of establishing sales, marketing and distribution capabilities for birinapant, SHAPE and any other future product candidates for which we may receive regulatory approval.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three months ended March 31, 2013 and 2014, and our financial condition as of December 31, 2013 and March 31, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments, including those related to derivative liabilities, stock-based compensation and accrued expenses on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. You should consider your evaluation of our financial condition and results of operations with these policies, judgments and estimates in mind.

While our significant accounting policies are described in the notes to our financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, or ASC 718, which requires the recognition of expense related to the fair value of stock-based compensation awards in the statements of operations and comprehensive loss. For stock options issued to employees and members of our board of directors for their services on our board of directors, we estimate the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of our common stock consistent with the expected life of the option, risk-free interest rates, the value of our common stock and expected dividend yields of our common stock. For awards subject to service-based vesting conditions, we recognize stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to performance-based vesting conditions, we recognize stock-based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.

Stock-based compensation expense recognized by award type is as follows:

	Three months ended March 31,
	2013	2014
Option awards	$31,578	$784,811
Restricted stock awards	91,840	28,867
Total stock-based compensation expense	$123,418	$813,678

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three months ended March 31,
	2013	2014
Research and development	$86,028	$238,471
General and administrative	37,390	575,207
Total stock-based compensation expense	$123,418	$813,678

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

Financial Overview

Revenue

We have not generated any revenue from commercial product sales since we commenced operations. In the future, if either birinapant or SHAPE is approved for commercial sale, we may generate revenue from product sales, or alternatively, we may choose to select a collaborator or licensee to commercialize birinapant or SHAPE.

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

For the three months ended March 31, 2013 and 2014, our general and administrative expenses totaled approximately $1.0 million, and $2.5 million, respectively. The increase in general and administrative expenses is due primarily to stock compensation expense associated with the issuance of stock options, and the increase in ongoing costs associated with becoming a public company in December 2013.  We anticipate that our general and administrative expenses will continue to increase in the future as a result of hiring new management and other scaling operations commensurate with supporting more advanced clinical trials and public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

Research and Development Expenses

Our research and development expenses have consisted primarily of costs incurred for the development of birinapant, which include:

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

During the three months ended March 31, 2013 and 2014, we incurred approximately $2.2 million, and $3.1 million, respectively, in research and development expenses. Research and development expenses increased during the three months ended March 31, 2014, compared to the comparable prior period, primarily due to increased manufacturing and formulation activities related to birinapant and increased expenses relating to our MDS clinical trials.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not currently utilize a formal time allocation system to capture expenses on a project-by-project basis as the majority of our past expenses have been in support of birinapant, and our future expenses will be in support of birinapant and SHAPE. However, we do allocate some portion of our research and development expenses by functional area, as shown below.

The following table summarizes our research and development expenses for the three months ended March 31, 2013 and 2014:

	Three months ended March 31,
	2013	2014
Clinical development	$496,359	$887,236
Manufacturing and formulation	151,092	662,069
Pre-clinical research and laboratory costs	344,101	322,232
Personnel related	952,040	899,201
Stock-based compensation	86,028	238,471
Consulting	213,844	113,540
	$2,243,464	$3,122,749

The following table summarizes our research and development expenses by targeted indication for the three months ended March 31, 2013 and 2014, and for the period from September 22, 2003 (Inception) to March 31, 2014:

			2003
	Three Months Ended		(Inception)
	March 31, 2013	March 31, 2014	to March 31, 2014
Blood cancers, including MDS	$571,577	$1,210,382	$5,380,100
Solid tumors, including CRC and ovarian cancer	1,237,221	662,984	45,028,895
Other pre-clinical and non-indication specific	434,666	1,249,383	25,989,484
	$2,243,464	$3,122,749	$76,398,479

We will need to secure additional funding in the future in order to carry out all of our planned research and development activities with respect to birinapant and SHAPE.  We will incur substantial costs beyond our present and planned clinical trials in order to file an NDA for birinapant in MDS, CRC, ovarian cancer, HBV and other target indications, and for SHAPE in CTCL and other target indications, and in each case, the nature, design, size and cost of further studies and trials will depend in large part on the outcome of preceding studies and trials and discussions with regulators.

It is difficult to determine with certainty the costs and duration of our current or future clinical trials and pre-clinical studies, or if, when or to what extent we will generate revenues from the commercialization and sale of birinapant or SHAPE if we obtain regulatory approval. We may never succeed in achieving regulatory approval for birinapant or SHAPE. The duration, costs and timing of clinical trials and development of birinapant and SHAPE will depend on a variety of factors, including the uncertainties of future clinical trials and pre-clinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

In addition, the probability of success for birinapant and SHAPE will depend on numerous factors, including competition, manufacturing capability and commercial viability. See Risk Factors below and in our Annual Report.

Market acceptance of birinapant and SHAPE, if we receive approval, depends on a number of factors, including the:

•                  efficacy and safety of birinapant administered alone or with other drugs, efficacy and safety of SHAPE and post-marketing experience of both drugs;

•                  clinical indications for which birinapant and SHAPE are approved;

•                  acceptance by physicians, major operators of cancer or infectious disease clinics and patients of birinapant and SHAPE as safe and effective treatments;

•                  potential and perceived advantages of birinapant and SHAPE over alternative treatments;

•                  prevalence and severity of any side effects;

•                  product labeling or package insert requirements of the FDA or other regulatory authorities;

•                  timing of market introduction of birinapant and SHAPE as well as competitive products;

•                  cost of treatment in relation to alternative treatments;

•                  availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•                  relative convenience and ease of administration; and

•                  effectiveness of our sales and marketing efforts.

We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of birinapant and SHAPE, as well as an assessment of their commercial potential.

Change in fair value of derivative liability

Certain of our warrants to purchase our common stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of derivative liabilities from the three months ended March 31, 2013 to the three months ended March 31, 2014 is due primarily to the change in the value of our common stock from December 2013 to March 2014.

Interest and Other Income

Interest and other income consists principally of interest income earned on cash and cash equivalent balances.

Interest Expense

Interest expense is mostly attributable to non-cash interest expense resulting from the accretion of the debt discount and beneficial conversion feature associated with our outstanding convertible notes.  Interest expense for the three months ended March 31, 2013 represented interest expense and the accretion of debt discount in connection with our convertible notes issued in November 2012.  All of our convertible notes were converted into our common stock in December 2013, so there was no interest expense recognized for the three months ended March 31, 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the three months ended March 31, 2014 increased to $6.0 million as compared to $3.7 million used in the three months ended March 31, 2013. This increase was driven primarily by increased costs for both research and development and administration.

Investing Activities.  Cash used in investing activities was $0.1 million and $28.5 million for the three months ended March 31, 2013 and 2014, respectively.  Cash used in investing activities for the three months ended March 31, 2014 is attributable primarily to the purchase of short-term and long-term investments in corporate bonds and commercial paper.

Financing Activities.  Cash provided by financing activities was zero and $0.1 million for the three months ended March 31, 2013 and 2014, respectively.  Cash provided by financing activities is attributable to proceeds from the exercise of stock options in the three months ended March 31, 2014.

JOBS Act

We are an “emerging growth company” under Section 107 of the JOBS Act. As an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $3.4 million and $5.3 million for the three months ended March 31, 2013 and 2014, respectively. Our operating activities used $3.7 million and $6.0 million of cash flows during three months ended March 31, 2013 and 2014, respectively. At March 31, 2014, we had an accumulated deficit of $95.2 million, working capital of $44.8 million and cash, cash equivalents and investments of $48.8 million. We have funded our operations primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our common stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses.

In April 2014, we acquired by merger Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio.  We paid $13 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments.

Similar to other clinical-stage biopharmaceutical companies, our access to traditional bank credit is limited. Although we have had a revolving line of credit in the past, we do not currently have an open revolving line of credit or access to bank finance. We have limited assets which can be used as collateral to secure potential indebtedness. Moreover, as noted above, we have not received any material revenues since inception. Therefore, our ability to fund our operations and sustain our clinical development programs is dependent on equity and equity-linked investments. None of our current investors is required to invest any additional capital in us. Thus, there can be no assurances that we will be able to raise sufficient capital in the future from these or other similar sources or the public markets to fund our operations, and failure to do so could have a material adverse effect on our operations. In addition, the need to raise capital is expected to consume management resources, time and attention and, to a lesser extent, the time and attention of our scientific staff.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for birinapant and SHAPE. Following our initial public offering, we are now a publicly traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and the NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that were inapplicable to us as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  We estimate that we will incur approximately $2.0 to $3.0 million in incremental costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher than we currently estimate.

We believe that our existing cash, cash equivalents and investments as of March 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2014. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to birinapant and SHAPE. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

•      the results of our pre-clinical studies and clinical trials;

•                  the development and commercialization of birinapant and SHAPE;

•                  the scope, progress, results and costs of researching and developing birinapant, SHAPE or any other future product candidates, and conducting pre-clinical studies and clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for birinapant, SHAPE or any other future product candidates;

•                  the cost of commercialization activities if birinapant, SHAPE or any other future product candidates are approved for sale, including marketing, sales and distribution costs;

•                  the cost of manufacturing birinapant, SHAPE or any other future product candidates in pre-clinical studies, clinical trials and, if approved, in commercial sale;

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

In April 2014, we acquired by merger Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio.  We paid $13 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments.  We may in-license or acquire additional assets or companies in the future to further expand our technology base.  However, we may not have sufficient cash reserves or other liquid assets to consummate such acquisitions and it may be necessary for us to raise additional funds to complete future transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A.  RISK FACTORS

Risk factors disclosed in Item 1A. “Risk Factors” of the Company’s Annual Report, filed with the SEC, are incorporated into this report by reference. There have been no material changes to the risk factors disclosed therein, except for the addition of the following:

We are generally subject to the same risks in pursuing the development and potential commercialization of SHAPE as we are with birinapant, which could have an adverse effect on our business, results of operations, financial position and the price of our stock.

Our acquisition of Shape Pharmaceuticals in April 2014 added another product candidate to our portfolio, SHAPE, which like our existing product candidate birinapant is at the early stages of clinical development.  As a result, we face the same general risks and uncertainties in developing and potentially commercializing SHAPE as we do with birinapant.  We may not be able to successfully complete the clinical development of SHAPE and subsequently obtain regulatory approval for SHAPE.  Even if we obtain regulatory approval for SHAPE, we may be unsuccessful in attaining significant market acceptance of SHAPE among physicians, patients, and healthcare payors, and we may be unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell SHAPE.  SHAPE may cause undesirable side effects that result in adverse regulatory and commercial consequences.  We may experience difficulties with our relationships with our CROs or third party manufacturers of SHAPE, if approved.  In addition, we may be unable to protect our intellectual property rights related to SHAPE and become subject to lengthy, expensive, and potentially harmful litigation to protect those rights.  Any of these issues could have an adverse effect on our business, results of operations, financial position, cash flows and the price of our stock.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of birinapant or SHAPE.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of birinapant and SHAPE and launch and commercialize birinapant and SHAPE, if we receive regulatory approval. We will require additional capital for the further development and potential commercialization of birinapant and SHAPE, and may also need to raise additional funds sooner to pursue a more accelerated development of birinapant and SHAPE. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

•                  initiation, progress, timing, costs and results of pre-clinical studies and clinical trials for birinapant, SHAPE or any other future product candidates;

•                  clinical development plans we establish for birinapant, SHAPE and any other future product candidates;

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

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.

We will need to grow the size and complexity of our organization as a result of our acquisition of Shape Pharmaceuticals, and we may experience difficulties in managing this growth or in maintaining our focus on both birinapant and SHAPE.

As a result of adding another product candidate to our portfolio, we will need to increase the size and complexity of our organization to assist with the expansion of our operations.  This will involve adding resources to manage both our existing and our newly acquired product candidates.  Our failure to manage this growth effectively could have an adverse effect our ability to accomplish our development and commercialization objectives for our product candidates.

If we breach our license agreement with Harvard University and Dana-Farber Cancer Institute, it could have a material adverse effect on our commercialization efforts for SHAPE.

In October 2008, Shape Pharmaceuticals entered into an exclusive license agreement with Harvard University and Dana-Farber Cancer Institute, Inc., or DFCI, which grants us the worldwide rights to certain patent applications and the patents issuing therefrom as defined in the license agreement, which include claims covering the composition of the SHAPE molecule. The agreement includes the right for us to sublicense. If we materially breach or fail to perform any provision under this license agreement (including failure to make payments when due for royalties and other sub-license revenues, failure to use reasonable efforts to develop, test, obtain regulatory approval, manufacture, market and sell licensed products, failure to file annual progress reports, commencement of bankruptcy or insolvency proceedings against us or failure to prosecute and maintain the licensed patents), Harvard University and DFCI have the right to terminate our license, and upon the effective date of such termination, our right to practice the licensed patent rights would end. To the extent such licensed patent rights relate to SHAPE, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights and other technology licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights licensed to us under the license agreement, and to the extent such patent rights and other technology relate to SHAPE, it could have a material adverse effect on our commercialization efforts for SHAPE.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to SHAPE, and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of early-stage CTCL for which we are developing SHAPE. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same cancer pathways that we are targeting or that are testing product candidates in the same cancer indications that we are testing. For example, Merck (Zolinza) and Celgene (Istodax) have each received approval for HDAC inhibitors as therapeutic options for patients with advanced CTCL, and Eisai (Targretin) and Actelion (Valchlor) have been approved as topical treatments for early-stage CTCL. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

SHAPE is presently being developed primarily as a cancer therapeutic. There are a variety of available therapies and supportive care products marketed for cancer patients. Some of these other drugs are branded and subject to patent protection, some are in clinical development and not yet approved, and others are available on a generic basis. Many of the approved drugs are well established therapies or products and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. In addition, birinapant is delivered intravenously, which will require a visit to an oncologist office or a hospital. Some of our competitors are seeking to develop drugs that can be administered by oral delivery, and thus would not require a visit to a doctor for each administration. These factors may make it difficult for us to achieve market acceptance at desired levels and/or in a timely manner to ensure viability of our business.

More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources.

As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize SHAPE or birinapant. Our competitors may also develop drugs that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render SHAPE or birinapant obsolete or non-competitive before we can recover the expenses of their development and commercialization.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191811) that was declared effective by the Securities and Exchange Commission on December 11, 2013, which registered an aggregate of 8,222,115 shares of our common stock. On December 17, 2013, 7,150,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $50.0 million, managed by Oppenheimer & Co., Guggenheim Securities, LLC, and Needham & Co., LLC. On December 31, 2013, in connection with the exercise by the underwriters of our initial public offering of a portion of the over-allotment option granted to them in connection with the initial public offering, 1,072,115 additional shares of common stock were sold on our behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $7.5 million.   From the effective date of our Registration Statement on Form S-1 (File No. 333-191811) through March 31, 2014, we used approximately $7.1 million of the net offering proceeds for capital expenditures and general working capital purposes.

As of March 31, 2014, we had invested the remaining proceeds into money market funds, corporate bonds and commercial paper.

Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Reference is made to the Exhibit Index to this quarterly report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2014
TETRALOGIC PHARMACEUTICALS CORPORATION

	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ PETE A. MEYERS
Pete A. Meyers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:  May 8, 2014

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i)  Balance Sheets as of December 31, 2013 and March 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2014, and the period from September 22, 2003 (Date of Inception) to March 31, 2014, (iii)  Statements of Cash Flows for the three months ended March 31, 2013 and 2014, and (iv) Notes to Financial Statements, tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.