Form 10-Q
period 2014-06-30
TETRALOGIC PHARMACEUTICALS CORP
filed 2014-08-05
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of July 25, 2014 was 22,307,138.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “projects,” “intends,” “potential,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ability to develop and commercialize our product candidates, birinapant and suberohydroxamic acid phenyl-ester, or SHAPE; status, timing and results of pre-clinical studies and clinical trials; the potential benefits of our product candidates; the timing of seeking regulatory approval of our product candidates; our ability to obtain and maintain regulatory approval for our product candidates; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; difficulties with increasing the size and complexity of our organization to assist with the expansion of our operations; our plans to develop and market our product candidates and the timing of our development programs; our estimates of the size of the potential markets for our product candidates; our selection and licensing of our product candidates; our ability to attract collaborators with acceptable development, regulatory and commercial expertise; the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell our product candidates directly; the rate and degree of market acceptance of our product candidates; the timing and amount or reimbursement for our product candidates; the success of other competing therapies that may become available; the manufacturing capacity for our product candidates; our ability to manage the growth and size of our organization as a result of our acquisition of Shape Pharmaceuticals, Inc., or Shape Pharmaceuticals; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations; financial condition, liquidity, prospects, and growth and strategies; the industry in which we operate; the trends that may affect the industry or us; the market price of our stock; our potential obligation to repurchase certain shares of common stock; our ability to pay existing indebtedness; the effect of our indebtedness on our business and liquidity; the decrease in the market price of our common stock from the issuance of additional shares of or instruments convertible into common stock; the effect on our financial results from the conversion of our convertible notes; and the dilution of existing stockholders from the conversion of our convertible notes.

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

•                                          the difficulties with increasing the size and complexity of our organization to assist with the expansion of our operations;

•                                          the potential that results of pre-clinical studies and clinical trials indicate birinapant or SHAPE is unsafe or ineffective;

•                                          our exposure to business disruptions;

•                                          our dependence on third parties in the conduct of our pre-clinical studies and clinical trials;

•                                          the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

•                                          our plans and ability to develop and commercialize our product candidates;

•                                          our ability to acquire or license additional product candidates;

•                                          our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

•                                          the size and growth of the potential markets for our product candidates, market acceptance of our product candidates and our ability to serve those markets;

•                                          legal and regulatory developments in the U.S. and foreign countries;

•                                          our ability to limit our exposure to product liability lawsuits;

•                                          our exposure to scrutiny and increased expenses as a result of being a public company;

•                                          the rate and degree of market acceptance of our product candidates;

•                                          obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

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

•                                          our ability to raise additional capital;

•                                          our ability to pay existing indebtedness;

•                                          the decrease in the market price of our common stock from the issuance of additional shares of or instruments convertible into common stock;

•                                          the effect on our financial results from the conversion of our convertible notes; and

•                                          the dilution of existing stockholders from the conversion of our convertible notes.

Birinapant and SHAPE are investigational drugs undergoing clinical development and have not been approved by the U.S. Food and Drug Administration, or FDA, or submitted to the FDA for approval. Birinapant and SHAPE have not been, nor may ever be, approved by any regulatory agency or marketed anywhere in the world. Statements contained in this report should not be deemed to be promotional.

Any forward-looking statement that we make in this report speaks only as of the date of such statement, and, except as required by law, we undertake no obligation to update such statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

You should also read carefully the factors described in the “Risk Factors” section of this report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2013	2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,135,508	$40,242,102
Short-term investments	—	29,758,608
Deferred financing costs, short-term	—	375,808
Prepaid expenses and other current assets	153,210	2,025,358
Restricted cash	20,000	—
Total current assets	55,308,718	72,401,876
Property and equipment, net	139,577	466,395
Long-term investments	—	3,033,840
Intangible assets	—	35,230,516
Goodwill	—	14,326,396
Deferred financing costs, long-term	—	1,487,711
Other assets	54,126	1,277,480
Total assets	$55,502,421	$128,224,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,215,198	$1,774,182
Accrued expenses	2,921,458	3,926,456
Derivative liabilities	793,744	427,144
Total current liabilities	4,930,400	6,127,782
Convertible notes payable, net of discount of $19,172,978	—	27,827,022
Derivative liabilities	—	3,555,000
Deferred taxes	—	14,303,589
Contingent consideration and other liabilities	22,968	23,524,774
Total liabilities	4,953,368	75,338,167

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,199,256 and 22,307,138 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	2,220	2,231
Additional paid-in capital	140,419,071	157,443,941
Cumulative unrealized loss on investments	—	(2,004)
Cumulative translation adjustment	—	2,622
Accumulated deficit	(89,872,238)	(104,560,743)
Total stockholders’ equity	50,549,053	52,886,047
Total liabilities and stockholders’ equity	$55,502,421	$128,224,214

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014

Revenues	$—	$—	$—	$—

Expenses:
General and administrative	995,646	3,004,912	1,973,564	5,513,197
Research and development	2,047,053	4,864,189	4,290,517	7,986,938
Change in fair value of contingent consideration	—	918,000	—	918,000
Total expenses	3,042,699	8,787,101	6,264,081	14,418,135

Loss from operations	(3,042,699)	(8,787,101)	(6,264,081)	(14,418,135)

Change in fair value of derivative liabilities	56,489	(447,141)	56,489	(162,120)
Interest and other income	7	19,250	12	31,196
Interest expense	(905,946)	(139,446)	(1,113,241)	(139,446)
Net loss	$(3,892,149)	$(9,354,438)	$(7,320,821)	$(14,688,505)
Cumulative preferred stock dividends	(860,988)	—	(1,712,514)	—
Net loss attributable to common shareholders	$(4,753,137)	$(9,354,438)	$(9,033,335)	$(14,688,505)

Per share information:
Net loss per common share:
Basic	$(4.11)	$(0.42)	$(8.01)	$(0.66)
Diluted	$(4.11)	$(0.42)	$(8.01)	$(0.67)

Weighted average shares outstanding:
Basic	1,155,163	22,286,581	1,127,628	22,266,556
Diluted	1,155,163	22,350,657	1,127,628	22,333,382

Net loss	$(3,892,149)	$(9,354,438)	$(7,320,821)	$(14,688,505)
Foreign currency gains/(losses)	—	2,622	—	2,622
Unrealized gains/(losses) on available-for-sale securities	—	(1,688)	—	(2,004)
Comprehensive loss	$(3,892,149)	$(9,353,504)	$(7,320,821)	$(14,687,887)

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2013	2014
Cash flows from operating activities
Net loss	$(7,320,821)	$(14,688,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,805	49,347
Stock-based compensation expense	205,897	1,642,132
Change in fair value of derivative liabilities	(56,489)	162,120
Change in fair value of contingent consideration	—	918,000
Non-cash interest expense	837,916	57,035
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(132,748)	(2,775,038)
Accounts payable, accrued expenses and other liabilities	(138,523)	1,421,804
Net cash used in operating activities	(6,540,963)	(13,213,105)

Cash flows from investing activities
Purchase of property and equipment	(18,460)	(376,165)
Restricted cash	—	20,000
Acquisition of Shape Pharmaceuticals, net of cash acquired	—	(12,847,803)
Purchase of short-term investments	—	(38,207,879)
Purchase of long-term investments	—	(3,034,304)
Sales and maturities of short-term investments	—	8,447,731
Net cash used in investing activities	(18,460)	(45,998,420)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	67,917	168,667
Proceeds from convertible notes payable, net	8,000,000	44,146,830
Net cash provided by financing activities	8,067,917	44,315,497
Effect of exchange rate changes on cash and cash equivalents	—	2,622
Net increase (decrease) in cash and cash equivalents	1,508,494	(14,893,406)
Cash and cash equivalents — beginning of period	4,511,889	55,135,508
Cash and cash equivalents — end of period	$6,020,383	$40,242,102

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1. Organization and Description of the Business

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule therapeutics in oncology and infectious diseases. We have two clinical-stage product candidates in development: birinapant and suberohydroxamic acid phenyl ester (SHAPE).  We were originally incorporated in July 2001 as Apop Corp., a New Jersey corporation. Pursuant to a merger effective as of October 2003 with and into our wholly owned subsidiary, we became a Delaware corporation and commenced operations in 2003. Our name was changed to Apop Corporation in March 2004, to Gentara Corporation in June 2004 and to TetraLogic Pharmaceuticals Corporation in January 2006. Our operations to date have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates and recruiting personnel.

Liquidity

At June 30, 2014, we had working capital of $66.3 million and cash, cash equivalents and investments of $73.0 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

We believe that our existing cash and cash equivalents as of June 30, 2014 will enable us to fund our currently expected operating expenses and capital expenditure requirements through the end of 2015.   However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, or GAAP, for interim financial information. Certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of June 30, 2014, consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2014, and consolidated statements of cash flows for the six months ended June 30, 2013 and 2014 are unaudited. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of June 30, 2014 and the results of our operations, our comprehensive loss and our cash flows for the three and six months ended June 30, 2013 and 2014. The financial data and other information disclosed in these notes as of June 30, 2013 and 2014 and for the three and six months ended June 30, 2013 and 2014 are unaudited. The results for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.

Recent Accounting Pronouncements

In June 2014, the FASB issues Accounting Standards Update (ASU) 2014-10, Development Stage Entities.  This Update eliminates the distinction between development stage entities and other reporting entities from US GAAP and also eliminates the requirement to present inception-to-date information in financial statements.  The Update is effective for reporting periods beginning after December 31, 2014, but early adoption is permitted.  We have elected to adopt this Update effective with this Form 10-Q for the quarterly period ended June 30, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Significant Accounting Policies

Our significant accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2013. Since the date of those financial statements, there have been no changes to our significant accounting policies.

3. Acquisitions

Shape Pharmaceuticals

On April 14, 2014 (“the acquisition date”), we acquired by merger 100% of Shape Pharmaceuticals.  Shape Pharmaceuticals was a development stage pharmaceutical company developing SHAPE, a novel, tissue-targeted HDAC inhibitor in a topical gel formulation to treat stage IA-IIA Cutaneous T-Cell Lymphoma (CTCL).  The acquisition added a second clinical-stage oncology compound to the TetraLogic portfolio.

The acquisition date fair value of consideration transferred totaled $13.0 million, all of which was in cash.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Allocation of purchase price:
Cash and cash equivalents	$71,792
Other current assets	320,464
Accounts payable	(138,645)
Deferred taxes	(14,303,589)
Contingent consideration	(22,587,339)
Legal expenses	121,873
Indefinite-lived intangible assets	35,230,516
Goodwill	14,326,396
Total purchase price	$13,041,468

The purchase price allocation is being finalized based on fair values of the acquired assets and liabilities. The intangible assets acquired represent indefinite-lived intangible assets relating to the technology acquired from Shape Pharmaceuticals.  These intangibles will not be amortized until FDA approval has been obtained for a product that uses this technology.  Goodwill results primarily from the recognition of deferred tax liabilities in connection with the acquisition.  There is no goodwill recognized or deductible for tax purposes.

The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We currently estimate that the milestone payments will occur between 2016 and 2020.  The range of undiscounted amounts that we could be required to pay under our agreement for the milestone payments is between zero and $64.5 million.  We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestones was based on several factors including:

•                  estimated cash flows projected from the success of unapproved product candidates in the U.S. and Rest of World, or ROW;

•                  the probability of success for product candidates including risks associated with uncertainty, achievement, and payment of milestone events;

•                  the time and resources needed to complete the development and approval of product candidates;

•                  the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and ROW; and

•                  the risk adjusted discount rate for fair value measurements.

The fair value of the liability for the contingent consideration recognized on the acquisition date was $22.6 million.  The contingent consideration payments have been recorded as a liability and the fair value will be evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of contingent consideration will be recorded in earnings.  The change in fair value that was recognized as an operating expense for the period between April 14, 2014 and June 30, 2014 was $0.9 million.  At June 30, 2014, the fair value of the liability was $23.5 million.

We recognized $0.4 million of acquisition related costs that were expensed in the current period.  These costs are included in operating expenses in our consolidated statement of operations.  For the three and six months ended June 30, 2014, we have included $0.3 million of net losses attributable to Shape in our consolidated financial statements.

The following unaudited pro forma information presents results as if the acquisition occurred at the beginning of each annual reporting period presented:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Revenues	$—	$—	$—	$—
Net loss attributable to TetraLogic Pharmaceuticals Corporation (after cumulative preferred stock dividends)	$(5,324,280)	$(9,375,815)	$(10,052,381)	$(15,199,403)
Basic loss per common share attributable to TetraLogic Pharmaceuticals Corporation	$(4.61)	$(0.42)	$(8.91)	$(0.68)
Diluted loss per common share attributable to TetraLogic Pharmaceuticals Corporation	$(4.61)	$(0.42)	$(8.91)	$(0.70)

4. Fair Value Measurements

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets
Money market funds (cash equivalents)	$42,000,000	$—	$—	$42,000,000
Certificate of deposit (restricted cash)	$20,000	$—	$—	$20,000
Total assets	$42,020,000	$—	$—	$42,020,000
Liabilities
Common stock warrant liability	—	—	$793,744	$793,744
Total liabilities	$—	$—	$793,744	$793,744
June 30, 2014
Assets
Money market funds (cash equivalents)	$36,892,399	$—	$—	$36,892,399
Other cash equivalents — commercial paper and corporate bonds	$—	$3,349,703	$—	$3,349,703
Short-term investments	$—	$29,758,608	$—	$29,758,608
Long-term investments	$—	$3,033,840	$—	$3,033,840
Total assets	$36,892,399	$36,142,151	$—	$73,034,550
Liabilities
Interest make-whole derivative			$3,555,000	$3,555,000
Shape contingent consideration			23,505,339	23,505,339
Common stock warrant liability	—	—	$427,144	$427,144
Total liabilities	$—	$—	$27,487,483	$27,487,483

We had outstanding warrants to purchase our series B convertible preferred stock, or the 2006 Warrants, that converted into warrants to purchase our common stock at the time of our initial public offering in December 2013. The 2006 Warrants were redeemable for cash upon an event that was not within our control.  In accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the 2006 Warrants are recorded as a derivative liability on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. The fair value of the warrant liability is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (90%), the fair value of our common stock, and the remaining contractual term of the warrant (1.8 years). For this liability, we developed some of our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. The fair value of each 2009/2010 Warrant is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (90%), the fair value of the common stock, and the contractual term of the warrant (5.4 to 5.7 years). For this liability, we developed some of our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2012 and 2013, we issued detachable warrants, or the 2012/2013 Warrants, in conjunction with the 2012/2013 Notes. The 2012/2013 Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the 2012/2013 Notes. The 2012/2013 Warrants contain one or more underlying securities, one or more notional amounts or payment provisions or both, minimal to no initial net investment and net settlement provisions. As such, the 2012/2013 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. The fair value of each 2012/2013 Warrant is estimated by applying probability-weighted expected return methods to a multiple scenario option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (90%), the estimated fair value of certain equity securities ($0.33 to $1.53 per share), and the expected term to various liquidity events (1-2.5 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.  All of the 2012/2013 Warrants were converted to common stock at the time of our initial public offering.

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

In April 2014, we acquired by merger 100% of Shape Pharmaceuticals.  The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We account for contingent consideration in accordance with applicable guidance provided within Accounting Standards Codification (ASC) 805, Business Combinations.  It is currently estimated that the Shape Pharmaceuticals milestone payments will occur between 2016 and 2020. The range of undiscounted amounts we could be required to pay under our agreement is between zero and $64.5 million.  We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•                  estimated cash flows projected from the success of unapproved product candidates in the U.S. and ROW;

•                  the probability of success for product candidates including risks associated with uncertainty, achievement and payment of milestone events;

•                  the time and resources needed to complete the development and approval of product candidates;

•                  the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and ROW; and

•                  the risk adjusted discount rate for fair value measurement.

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”).  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet.  The fair value of this embedded derivative was determined based on a binomial lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2014:

	December 31, 2013	Additions	Exercises	Change in Fair Value	June 30, 2014
Interest make-whole derivative	$—	$3,055,000		$500,000	$3,555,000
Shape contingent consideration	—	22,587,339		918,000	23,505,339
Common stock warrant liability	793,744	—	$(28,720)	(337,880)	427,144
Total liabilities	$793,744	$25,642,339	$(28,720)	$1,080,120	$27,487,483

As of June 30, 2014, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value^	Carrying Value	Face Value

8.00% convertible senior notes due June 15, 2019	$48,175,000	$27,822,596	$47,000,000

^The fair value shown above represents the fair value of the total debt instrument, inclusive of both the liability and equity components, while the carrying value represents the carrying value of the liability.

5. Investments

The Company’s investments are classified as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. We consider all investments that have maturities of three months or less when acquired to be cash equivalents.  Investments are classified as long-term assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statement of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and six months ended June 30, 2013 and 2014. The Company recorded $0, $1,689, $0 and $2,004 of unrealized losses during the three months ended June 30, 2013 and 2014, and the six months ended June 30, 2013 and 2014, respectively. Realized gains and losses are included in interest income in the statement of operations. During the three and six months ended June 30, 2014, the Company sold investments for gross proceeds of $2,496,731.  The Company recorded $0, $148, $0 and $148 of realized gains during the three months ended June 30, 2013 and 2014, and the six months ended June 30, 2013 and 2014, respectively. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of June 30, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

At December 31, 2013, cash and cash equivalents consisted of $13.1 million in cash accounts and $42.0 million in money market accounts.  We did not hold any investments at December 31, 2013.

Cash, cash equivalents and investments at June 30, 2014 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2014
Cash and cash equivalents:
Cash and money market accounts	$36,892,399			$36,892,399
Corporate bonds	250,306			250,306
Commercial paper	3,099,397			3,099,397
Total cash and cash equivalents	$40,242,102	$—	$—	$40,242,102
Short-term investments:
Corporate bonds	$23,463,986		$(3,901)	$23,460,085
Commercial paper	6,296,162	2,361		6,298,523
Total short-term investments	$29,760,148	$2,361	$(3,901)	$29,758,608
Long-term investments:				—
Commercial paper	$3,034,304		$(464)	$3,033,840
Total long-term investments	$3,034,304	$—	$(464)	$3,033,840
Total cash, cash equivalents, and investments	$73,036,554	$2,361	$(4,365)	$73,034,550

6. Accrued Expenses

At December 31, 2013 and June 30, 2014, accrued expenses consisted of the following:

	December 31, 2013	June 30, 2014
Payroll and related costs	$1,674,869	$1,163,902
Research and development related costs	730,161	1,596,922
Professional fees	368,945	813,178
Interest	—	82,411
Other	147,483	270,043
	$2,921,458	$3,926,456

7.  Notes Payable

8% Convertible Senior Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible senior notes due June 15, 2019 (the “8% Notes”), all of which remain outstanding as of June 30, 2014. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

The 8% Notes are general unsecured and unsubordinated obligations and will rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes, rank equal in right of payment to our existing and future indebtedness and other liabilities that are not so subordinated, are effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by our subsidiaries, including trade payables. We may not redeem the 8% Notes prior to maturity. The 8% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 148.3019 shares per $1,000 principal amount of the 8% Notes (equivalent to an initial conversion price of approximately $6.74 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.   If we receive stockholder approval, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.

The Holders of the 8% Notes may surrender their notes for conversion any time prior to the close of business immediately preceding February 15, 2019 only if any of the following conditions is satisfied:

•                  during any fiscal quarter (and only during such fiscal quarter) commencing after December 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock for each such trading day is greater than or equal to 100% of the applicable conversion price on such trading day;

•                  during the five consecutive business day period immediately following any 10 consecutive trading day period, or the “measurement period”, in which, for each trading day of such measurement period, the “trading price” per $1,000 principal amount of notes for such trading day was less than 98% of the product of the last reported sale price of our common stock for such trading day and the applicable conversion rate on such trading day; or

•                  upon the occurrence of specified corporate events.

Holders also may surrender their 8% Notes for conversion at any time on or after February 15, 2019 and on or prior to the close of business on the business day immediately prior to the stated maturity date regardless if any of the foregoing conditions have been satisfied.

Each $1,000 principal amount of 8% Notes is convertible into shares of our common stock equal to the conversion rate in effect on the conversion date, together with cash in lieu of fractional shares issuable upon conversion.  If we receive stockholder approval prior to the relevant conversion date, we may deliver upon conversion cash, shares, or a combination thereof, at our election.  With respect to any conversions after obtaining stockholder approval, settlement amounts will be computed as follows:

•                  if we elect (or are deemed to have elected) physical settlement, we will deliver to the converting holder in respect of each $1,000 principal amount of notes being converted a number of shares of common stock equal to the conversion rate in effect on the conversion date together with cash in lieu of fractional shares issuable upon conversion and the interest make-whole payment, if applicable;

•                  if we elect cash settlement, we will pay to the converting holder in respect of each $1,000 principal amount of notes being converted cash in an amount equal to the sum of the daily conversion values for each of the 60 consecutive trading days during the related observation period and the interest make-whole payment, if applicable; and

•                  if we elect combination settlement, we will pay or deliver, as the case may be, to the converting holder in respect of each $1,000 principal amount of notes being converted a “settlement amount” equal to the sum of the daily settlement amounts for each of the 60 consecutive trading days during the relevant observation period (plus cash in lieu of any fractional share of our common stock issuable upon conversion) and the interest make-whole payment, if applicable.

“Daily settlement amount” means, for each of the 60 consecutive trading days in the relevant observation period:

•                  cash equal to the lesser of (i) the maximum cash amount per $1,000 principal amount of notes to be received upon conversion as specified in the notice specifying our chosen settlement method (the “specified dollar amount”), if any, divided by 60 (such quotient, the “daily measurement value”) and (ii) the daily conversion value; and

•                  if the daily conversion value exceeds the daily measurement value, a number of shares equal to (i) the difference between the daily conversion value and the daily measurement value, divided by (ii) the daily volume-weighted average price for such trading day.

“Daily conversion value” means, for each of the 60 consecutive trading days in the observation period for a note, one sixtieth (1/60th) of the product of (i) the applicable conversion rate on such trading day and (ii) the daily volume-weighted average price on such trading day.

If the 8% Notes are converted in connection with certain fundamental changes that occur prior to maturity of the 8% Notes, we may also be obligated to pay an additional (or “make whole”) premium with respect to the 8% Notes so converted. In addition, if certain fundamental changes occur with respect to TetraLogic, holders of the 8% Notes will have the option to require us to purchase for cash all or a portion of the 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes plus accrued and unpaid interest.

On or after December 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date the last reported sale price of our common stock exceeds the applicable conversion price on each such trading day, we will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the present value of all scheduled payments of interest (using a discount rate equal to 2%) through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We will satisfy our obligation to pay any interest make-whole payment in shares of our common stock, without a cash payment in lieu of any fractional shares and without further obligation to deliver any shares of our common stock or pay any cash in excess of the threshold described in the succeeding paragraph. However, if we receive stockholder approval, we may pay any interest make-whole payment either in cash or in shares of our common stock, at our election.  Notwithstanding the foregoing, until we receive stockholder approval, the number of shares we may deliver in connection with a conversion of notes, including those delivered in connection with an interest make-whole payment, will not exceed 163.1321 shares per $1,000 principal amount of notes, subject to adjustment at the same time and in the same manner as the conversion rate adjustments on the 8% Notes, including those adjustments made in connection with certain fundamental changes.  If we pay an interest make-whole payment in shares of our common stock, then the number of shares of common stock a holder will receive will be that number of shares that have a value equal to the amount of the interest make-whole payment to be paid to such holder in shares, divided by the product of the simple average of the daily value weighted average price of our common stock for the 10 trading days immediately preceding the conversion date multiplied by 92.5%.  Notwithstanding the foregoing, if in connection with any conversion the conversion rate is adjusted for a make-whole fundamental change, then such holder will not receive the interest make-whole payment with respect to such note.

The indenture for the notes contains certain covenants which limit our and our subsidiaries’ ability to incur certain additional indebtedness except for certain permitted debt, and to incur liens except for certain permitted liens.

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The liability component includes both the value of the embedded interest make-whole derivative and the carrying value of the 8% Notes.  The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 8% Notes.

The liability component of the 8% Notes on the date of issuance was computed as $30.8 million, consisting of the value of the embedded interest make-whole derivative of $3.1 million and the carrying value of the 8% Notes of $27.7 million. Accordingly, the equity component on the date of issuance was $16.2 million.  The discount on the 8% Notes is being amortized to interest expense over the term of the Notes, using the effective interest method.  The carrying value of the 8% Notes was $27.8 million at June 30, 2014.

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.

Transaction costs of $2.9 million related to the issuance of the 8% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively. Approximately $1.0 million of this amount was allocated to equity and the remaining $1.9 million have been capitalized as deferred financing costs and are being amortized over the term of the 8% Notes.

The following table summarizes how the issuance of the 8% Notes is reflected in our balance sheet at June 30, 2014:

June 30, 2014

Gross proceeds	$47,000,000
Conversion option reported in equity	(16,166,662)
Interest make-whole derivative	(3,055,000)
Amortization of debt discount	48,684
Carrying value	$27,827,022

The following table sets forth our interest expense incurred for the three and six months ended June 30, 2014:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014

2012/2013 Notes	$186,301	$—	$284,927	$—
Debt discount - 2012/2013 Warrants	702,549	—	811,218	—
Collaboration Note	17,096	—	17,096	—
8% Convertible Senior Notes due 2019 - coupon	—	82,411	—	82,411
8% Convertible Senior Notes due 2019 - amortization of debt discount	—	48,684	—	48,684
Amortization of deferred financing costs	—	8,351	—	8,351
	$905,946	$139,446	$1,113,241	$139,446

8. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, of which 22,199,256 and 22,307,138 were issued and outstanding at December 31, 2013 and June 30, 2014, respectively.

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

Stock-based compensation expense recognized by award type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Options awards	$29,855	$808,907	$61,433	$1,593,718
Restricted stock awards	52,624	19,547	144,464	48,414
Total stock-based compensation expense	$82,479	$828,454	$205,897	$1,642,132

Total compensation cost recognized for all stock-based compensation awards in the statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Research and development	$44,873	$225,304	$130,901	$463,775
General and administrative	37,606	603,150	74,996	1,178,357
Total stock-based compensation expense	$82,479	$828,454	$205,897	$1,642,132

During the six months ended June 30, 2014, stock options to purchase 150,000 shares of common stock were awarded to employees at a weighted average exercise price of $7.01 per share, 111,071 stock options were exercised at an average exercise price of $1.47 per share, and 69,031 stock options were forfeited.  As of June 30, 2014, the number of shares of common stock reserved for issuance under our existing equity incentive plans was 2,998,159.  There have been no significant changes to the assumptions used to calculate fair value from those disclosed in our audited financial statements as of December 31, 2013.

Warrants

We presently have the following warrants outstanding to purchase shares of our common stock:

Warrant Series	Underlying Equity Security	Number of Shares Issuable	Exercise Price	Expiration Date
2004 Warrant	common stock	735	$17.00	December 2014
2007 Warrant	common stock	1,961	$7.65	May 2017
2006 Warrants	common stock	21,786	$7.65	March 2016-May 2016
2009/2010 Warrants	common stock	69,833	$0.85	November 2019-March 2020

Our 2006 Warrants and 2009/2010 Warrants are classified as derivative liabilities on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. See Note 10 for additional information and Note 3 with respect to fair value.

9. Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three and six months ended June 30, 2014, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.  For the three and six months ended June 30, 2013, the effect of the adjustments for all warrants classified as derivative liabilities was non-dilutive.

The following table sets forth the computation of diluted net loss per share for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Numerator:
Net loss	$(3,892,149)	$(9,354,438)	$(7,320,821)	$(14,688,505)
Less: income from change in fair value of warrant liability	—	(52,859)	—	(337,880)
Dividends on series C and C-1 convertible preferred stock	(860,988)	—	(1,712,514)	—
Numerator for diluted net loss per common share	$(4,753,137)	$(9,407,297)	$(9,033,335)	$(15,026,385)
Denominator:
Basic weighted average common shares outstanding	1,155,163	22,286,581	1,127,628	22,266,556
Dilutive common shares from assumed warrant exercises	—	64,076	—	66,826
Diluted weighted average common shares outstanding	1,155,163	22,350,657	1,127,628	22,333,382
Diluted net loss per share of common stock	$(4.11)	$(0.42)	$(8.01)	$(0.67)

The following potentially dilutive securities outstanding for the three and six months ended June 30, 2013 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Convertible preferred stock	9,592,988	—	9,592,988	—
Warrants	100,319	24,482	100,319	24,482
Stock options	718,437	3,200,145	693,715	3,248,366
Unvested restricted stock	193,756	35,632	175,564	35,632
	10,605,500	3,260,259	10,562,586	3,308,480

In addition, the common shares issuable upon conversion of the 8% notes have been excluded from the computation of diluted weighted average shares outstanding.

10. Derivative Financial Instruments

Generally, we do not use derivative financial instruments to hedge exposures to cash flow or market risks. From time to time, we seek additional funding from debt and equity financing arrangements, which may include the issuance of warrants to purchase our equity securities. Occasionally, such warrants contain certain provisions that require derivative classification in our consolidated financial statements.

Our 2006 Warrants, 2009/2010 Warrants and 2012/2013 Warrants are classified as derivative financial instruments. Upon the issuance of any warrant, we evaluate the terms of the warrant in connection with ASC 815, Derivatives and Hedging (“ASC 815”).  The 2009/2010 Warrants contain a provision whereby the exercise price and/or underlying equity security may be adjusted upon the occurrence of certain events within our control, such as the future issuance of equity securities at a price below the current exercise price of the warrants. The common stock underlying the 2006 and 2012/2013 Warrants can be redeemed for cash upon an event that is not within our control. Accordingly, the 2006, 2009/2010 and 2012/2013 warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities. Upon exercise of these warrants, the cash inflow will be recorded as a financing activity on our statement of cash flows. All of the 2012/2013 Warrants were converted to common stock at the time of our initial public offering in December 2013.  As of June 30, 2014, 6,004 of the 2009/2010 Warrants have been exercised.

In June 2014, we issued $47.0 million in aggregate principal amount of 8% Notes.  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative in accordance with ASC 815, since the interest make-whole payment may be made in cash upon the occurrence of an event that is not within our control. We have recognized this conversion feature as a derivative liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this report, and in conjunction with financial statements included in the Annual Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring and developing novel product candidates to treat cancer and infectious diseases. We currently have two clinical-stage product candidates in development: birinapant and SHAPE. Birinapant is designed to mimic the activity of an endogenous protein, the Second Mitochondrial Activator of Caspases, or SMAC, which is involved in the regulation of the apoptotic process within cells. Avoidance of apoptosis is a critical step in tumor development. SHAPE is a histone deacetylase inhibitor, or HDACi. Altered expression of histone deacetylases, or HDACs, has been linked to tumor development and several drugs approved for systemic use in the treatment of cancers take advantage of this mechanism.

Birinapant, our lead clinical-stage product candidate, was selected from our internally-discovered library of over 3,000 small-molecule compounds, including SMAC-mimetics, designed to inhibit Inhibitor of Apoptosis Proteins, or IAPs, and to cause or enable abnormal cells that are resistant to the body’s immune system to self-destruct. This mechanism of action is potentially applicable across a variety of cancers and viral and mycobacterial infections. Birinapant is currently being tested in Phase 1 and Phase 2 clinical trials for multiple solid tumors and hematological malignancies. Our clinical trials of birinapant as of June 30, 2014 have enrolled over 300 subjects. Our composition of matter patents on birinapant in the U.S. expire in 2030 without accounting for any potential patent term extensions.

Our clinical and pre-clinical programs with birinapant are focused on:

•                  myelodysplastic syndromes, or MDS

A Phase 1/2 clinical trial of birinapant as a single agent in various blood cancers is ongoing. We also have an ongoing Phase 1 clinical trial of birinapant administered with azacitidine in MDS and have initiated a Phase 2 clinical trial of birinapant administered with azacitidine in MDS.

•                  colorectal cancer, or CRC

We completed a Phase 1/2 clinical trial of birinapant administered with irinotecan in CRC, and we intend to initiate in the second half of 2015 a randomized clinical trial of birinapant administered with a chemotherapy regimen containing irinotecan plus Avastin in second line KRAS-mutant CRC subjects.

•                  ovarian cancer

We are conducting a Phase 1/2 clinical trial of birinapant administered with conatumumab in ovarian cancer.

•                  hepatitis B virus, or HBV

We intend to initiate a Phase 1 clinical trial of birinapant in HBV in the fourth quarter of 2014.

In April 2014, we acquired, by merger, Shape Pharmaceuticals, a development-stage pharmaceutical company developing the product candidate SHAPE. We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio. We paid $13 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments and tiered royalty payments upon commercialization.

SHAPE, our second clinical-stage product candidate, is an HDAC inhibitor being developed for topical use for the treatment of cutaneous T-cell lymphoma, or CTCL. HDAC is a validated cancer target and HDAC inhibitors are a proven class of anti-cancer drugs. SHAPE is a novel therapeutic designed to maximize HDAC inhibition locally in the skin with limited systemic exposure. As a result, SHAPE has characteristics that could allow it to be used topically over large body surface areas with minimal systemic absorption. By potentially avoiding toxicities typical of orally-administered HDACi, SHAPE may provide a more favorable safety profile than an HDAC inhibitor delivered systemically. SHAPE has been evaluated in a randomized, dose escalation placebo-controlled Phase 1 clinical trial in early-stage CTCL subjects that met safety endpoints and demonstrated clinical activity. We plan to commence a randomized Phase 2 clinical trial of SHAPE in subjects with early-stage CTCL by the end of 2014. SHAPE’s composition of matter patent in the U.S. extends until at least 2028; in addition, SHAPE has been granted U.S. orphan drug designation for CTCL. We have acquired worldwide development and commercialization rights to SHAPE for all indications.

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

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our accumulated deficit through June 30, 2014 was $104.6 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $2.0 million, $4.9 million, $4.3 million and $8.0 million during the three months ended June 30, 2013 and 2014 and the six months ended June 30, 2013 and 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our common stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued convertible notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  As of December 31, 2013 and June 30, 2014, we had $55.1 million and $73.0 million in cash, cash equivalents and investments, respectively.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of birinapant and SHAPE. Our short- and long-term capital requirements depend upon a variety of factors, including our clinical development plan and various other factors discussed below. We believe that our existing cash, cash equivalents and investments as of June 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2015. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to our product candidates.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three and six months ended June 30, 2013 and 2014, and our financial condition as of December 31, 2013 and June 30, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant judgments and estimates are disclosed in our annual report on Form 10-K for the year ended December 31, 2013. Since the date of those financial statements, there have been no changes to our critical accounting policies and significant judgments and estimates.

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

For the three months ended June 30, 2013 and 2014, and the six months ended June 30, 2013 and 2014, our general and administrative expenses totaled $1.0 million, $3.0 million, $2.0 million, and $5.5 million, respectively. The increase in general and administrative expenses is due primarily to the increase in ongoing costs associated with becoming a public company in December 2013, including increases in headcount, and to stock compensation expense associated with the issuance of stock options, particularly in the second half of 2013.  We also recognized $0.4 million of transaction costs in the second quarter of 2014 related to our acquisition of Shape Pharmaceuticals.  We anticipate that our general and administrative expenses will continue to increase in the future as a result of hiring new management and other scaling operations commensurate with supporting more advanced clinical trials and public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

Research and Development Expenses

Our research and development expenses have consisted primarily of costs incurred for the development of our product candidates, which include:

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

During the three months ended June 30, 2013 and 2014, and the six months ended June 30, 2013 and 2014, we incurred $2.0 million, $4.9 million, $4.3 million, and $8.0 million, respectively, in research and development expenses. Research and development expenses increased during the three and six months ended June 30, 2014, compared to the comparable prior periods, primarily due to increased manufacturing and formulation activities related to birinapant and increased expenses relating to our MDS clinical trials.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2013 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Clinical development	$645,627	$2,613,173	$1,141,986	$3,500,409
Manufacturing and formulation	187,040	497,271	338,132	1,159,340
Personnel related and laboratory costs	988,464	1,365,927	2,284,606	2,587,360
Stock-based compensation	44,873	225,304	130,901	463,775
Consulting	181,049	162,514	394,892	276,054
	$2,047,053	$4,864,189	$4,290,517	$7,986,938

The following table summarizes our research and development expenses by targeted indication for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Blood cancers, including MDS	$851,351	$3,344,779	$1 422,928	$4,555,161
Solid tumors, including CRC and ovarian cancer	1,124,830	564,491	2,362,053	1,227,475
Infectious diseases, including HBV	—	70,531	—	70,531
SHAPE for CTCL	—	217,793	—	217,793
Other pre-clinical and non-indication specific	70,872	666,595	505,536	1,915,978
	$2,047,053	$4,864,189	$4,290,517	$7,986,938

We will need to secure additional funding in the future in order to carry out all of our planned research and development activities with respect to our product candidates.  We will incur substantial costs beyond our present and planned clinical trials in order to file an NDA for birinapant in MDS, CRC, ovarian cancer, HBV and other target indications, and for SHAPE in CTCL and other target indications, and in each case, the nature, design, size and cost of further studies and trials will depend in large part on the outcome of preceding studies and trials and discussions with regulators.

It is difficult to determine with certainty the costs and duration of our current or future clinical trials and pre-clinical studies, or if, when or to what extent we will generate revenues from the commercialization and sale of our product candidates if we obtain regulatory approval. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and pre-clinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation.

In addition, the probability of success for our product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. See Risk Factors below and in our Annual Report.

Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including the:

•                  efficacy and safety of our product candidates administered alone or with other drugs, and post-marketing experience of the drugs;

•                  clinical indications for which our product candidates are approved;

•                  acceptance by physicians, major operators of cancer or infectious disease clinics and patients of our product candidates as safe and effective treatments;

•                  potential and perceived advantages of our product candidates over alternative treatments;

•                  prevalence and severity of any side effects;

•                  product labeling or package insert requirements of the FDA or other regulatory authorities;

•                  timing of market introduction of our product candidates as well as competitive products;

•                  cost of treatment in relation to alternative treatments;

•                  availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•                  relative convenience and ease of administration; and

•                  effectiveness of our sales and marketing efforts.

We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of our product candidates, as well as an assessment of their commercial potential.

Change in fair value of contingent consideration

The acquisition of Shape includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  The change in fair value of the contingent consideration of $0.9 million recorded in the second quarter of 2014 was due to accretion related to the passage of time.

Change in fair value of derivative liabilities

Certain of our warrants to purchase our common stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of these derivative liabilities of $(0.3) million from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 is due primarily to the change in the value of our common stock from December 2013 to June 2014.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $0.5 million for the three and six months ended June 30, 2014 is due primarily to the change in the value of our common stock from the date of issuance of our 8% Notes to June 30, 2014.

Interest and Other Income

Interest and other income consist principally of interest income earned on cash, cash equivalents and investments.

Interest Expense

Interest expense is mostly attributable to non-cash interest expense resulting from the accretion of the debt discount and beneficial conversion feature associated with our outstanding convertible notes.  Interest expense recognized for the three and six months ended June 30, 2013 represented interest expense and the accretion of debt discount in connection with our convertible notes issued in November 2012 and April 2013, plus interest expense on our collaboration loan received in May 2013.  All of our then outstanding convertible notes and the collaboration loan were converted into our common stock in December 2013.  Interest expense recognized for the three and six months ended June 30, 2014 is related to our 8% Notes issued in June 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the six months ended June 30, 2014 increased to $13.2 million as compared to $6.5 million used in the six months ended June 30, 2013. This increase was driven primarily by increased costs for both research and development and administration.

Investing Activities.  Cash used in investing activities was $0.1 million and $46.0 million for the six months ended June 30, 2013 and 2014, respectively.  Cash used in investing activities for the six months ended June 30, 2014 is attributable primarily to the purchase of Shape Pharmaceuticals in April 2014 and to the purchase of short-term and long-term investments in corporate bonds and commercial paper during 2014.

Financing Activities.  Cash provided by financing activities was $8.1 million and $44.3 million for the six months ended June 30, 2013 and 2014, respectively.  Cash provided by financing activities is attributable to proceeds from the issuance of our 8% Notes in 2014 and from the issuance of convertible notes and the receipt of a collaboration loan in 2013.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $3.9 million, $9.4 million, $7.3 million, and $14.7 million for the three months ended June 30, 2013 and 2014, and the six months ended June 30, 2013 and 2014, respectively. Our operating activities used $6.5 million and $13.2 million of cash flows during the six months ended June 30, 2013 and 2014, respectively. At June 30, 2014, we had an accumulated deficit of $104.6 million, working capital of $66.3 million and cash, cash equivalents and investments of $73.0 million. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our common stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued our 8% Notes for proceeds of $44.1 million, net of underwriting fees and other expenses, as further described below.

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of our 8% Notes, all of which remain outstanding as of June 30, 2014. Interest on our 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.  Our 8% Notes are general unsecured and unsubordinated obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes, rank equal in right of payment to our existing and future indebtedness and other liabilities that are not so subordinated, are effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by our subsidiaries, including trade payables. We may not redeem our 8% Notes prior to maturity. Our 8% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 148.3019 shares per $1,000 principal amount of our 8% Notes (equivalent to an initial conversion price of approximately $6.74 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.  If we receive stockholder approval, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.  See Note 7 of Notes to Consolidated Financial Statements for additional information.  The indenture for our 8% Notes contains certain covenants which limit our and our subsidiaries’ ability to incur certain additional indebtedness except for certain permitted debt, and to incur liens except for certain permitted liens.  We will also be restricted from taking certain actions that could result in an adjustment to the conversion rate of our 8% Notes until we receive stockholder approval.  We are in compliance with all the covenants set forth in the indenture governing our 8% Notes.

In April 2014, we acquired by merger Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio.  We paid $13 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments and tiered royalty payments upon commercialization.  We currently estimate that the milestone payments will occur between 2016 and 2020.  The range of undiscounted amounts that we could be required to pay under our agreement for the milestone payments is between zero and $64.5 million.

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

We believe that our existing cash, cash equivalents and investments as of June 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2015. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to birinapant and SHAPE. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

•                  the timing, receipt and amount of sales of, or royalties on, future approved products, if any; and

•                  the costs associated with any future acquisitions or in-licensing of additional assets or companies to further expand our technology base.

In April 2014, we acquired by merger Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio.  We paid $13 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments and tiered royalty payments upon commercialization.  We may in-license or acquire additional assets or companies in the future to further expand our technology base.  However, we may not have sufficient cash reserves or other liquid assets to consummate such acquisitions and it may be necessary for us to raise additional funds to complete future transactions.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Company Website

From time to time the Company will post updated versions of the Company’s corporate presentation slides on its website.  Such updates may include information regarding the Company’s pipeline, including adjustments of expected timing of certain events, and other information about the progress of the Company’s business.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this report, including our financial statements and the related notes appearing in this report. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and if so our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Below are all of the risk factors from our Annual Report on Form 10-K for the year ended December 31, 2013, as updated to reflect our recent acquisition of Shape Pharmaceuticals and SHAPE and the recent issuance of our 8% Notes.  The new or updated risk factors are designated with an asterisk (*).

Risks Related to Our Business and Industry

*Our future success is dependent on the successful clinical development, regulatory approval and commercialization of our product candidates, birinapant and SHAPE, which are currently undergoing clinical trials and will require significant capital resources and years of additional clinical development effort.

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are birinapant and SHAPE. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the U.S. without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize our product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates for any target indication, we must demonstrate with substantial evidence gathered in pre-clinical studies and well-controlled clinical trials, and, with respect to approval in the U.S., to the satisfaction of the FDA, that our product candidates are safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Even if our product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any other product candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for our product candidates, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we are unable to successfully commercialize our product candidates, we may not be able to earn sufficient revenues to continue our business.

*We will need to grow the size and complexity of our organization as a result of our acquisition of Shape Pharmaceuticals, and we may experience difficulties in managing this growth or in maintaining our focus on both birinapant and SHAPE.

As a result of adding another product candidate to our portfolio, we will need to increase the size and complexity of our organization to assist with the expansion of our operations. This will involve adding resources to manage both our existing and our newly acquired product candidate. Our failure to manage this growth effectively could have an adverse effect on our ability to accomplish our development and commercialization objectives for our product candidates.

*Because the results of pre-clinical studies or earlier clinical trials are not necessarily predictive of future results, our product candidates may not have favorable results in later clinical trials or receive regulatory approval.

Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of our product candidates. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates in any particular jurisdiction. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidates may be adversely impacted.

*The therapeutic efficacy of our product candidates is unproven in humans, and we may not be able to successfully develop and commercialize our product candidates pursuant to these programs.

Birinapant and SHAPE are novel compounds and their potential benefit as a therapeutic cancer or antiviral drug, as the case may be, is unproven. Our ability to generate revenues from our product candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization after approval, if achieved, which is subject to many potential risks. For example, birinapant or SHAPE may not prove to be an effective inhibitor of the cancer or viral targets, as the case may be, that each is being designed to act against and may not demonstrate in study subjects any or all of the pharmacological data points that may have been demonstrated in pre-clinical studies or earlier clinical trials. Birinapant or SHAPE may interact with human biological systems in unforeseen, ineffective or harmful ways. If birinapant or SHAPE is associated with undesirable side effects or has characteristics that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer or infectious diseases have later been found to cause side effects that prevented further development of such compounds. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third-party licensing or collaboration transactions with respect to, or successfully commercialize our product candidates, in which case we will not achieve profitability and the value of our stock may decline.

*Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and early clinical trials.

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulator authority will not put clinical trials of birinapant, SHAPE or any other product candidates on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•                  delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•                  delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•                  delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

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

Study subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain subject consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved or product candidates that may be studied in competing clinical trials for the indications we are investigating. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

If we experience delays in the completion of any clinical trial of our product candidates, their commercial prospects might be harmed, and our ability to generate product revenues from our product candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our development and approval process for our product candidates and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

*Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the major operators of cancer or infectious disease clinics.

Even if we obtain regulatory approval for our product candidates, they may not gain market acceptance among physicians, healthcare payors, patients or the medical community. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including the:

•                  efficacy and safety of such product candidate or such product candidate administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;

•                  clinical indications for which such product candidate is approved;

•                  acceptance by physicians, major operators of cancer or infectious disease clinics and patients of the product candidate as a safe and effective treatment;

•                  potential and perceived advantages of such product candidate over alternative treatments;

•                  safety of such product candidate seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;

•                  prevalence and severity of any side effects;

•                  product labeling or product insert requirements of the FDA or other regulatory authorities;

•                  timing of market introduction of such product candidate as well as competitive products;

•                  cost of treatment in relation to alternative treatments;

•                  availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•                  relative convenience and ease of administration; and

•                  effectiveness of our sales and marketing efforts.

Moreover, if either birinapant or SHAPE is approved but fails to achieve market acceptance among physicians, patients, or healthcare payors or the products or product candidates that are being administered with birinapant are restricted, withdrawn or recalled or fail to be approved, as the case may be, we may not be able to generate significant revenues, which would compromise our ability to become profitable.

Our commercial success could depend upon the continued marketing of an approved product, or the approval of a product candidate, to be administered with birinapant.

Some of our clinical trials involve products marketed, or product candidates being developed, by other pharmaceutical companies and some of the indications for which we are developing birinapant involve its use in combination with these other products and product candidates. These products or product candidates may be administered in a clinical trial in combination with birinapant. In the event that any of these pharmaceutical companies have unforeseen issues that negatively impact their clinical development or marketing approval for these products and product candidates or otherwise negatively affect their ability to continue to clinically develop or market these products and product candidates, our ability to complete our applicable clinical trials and/or evaluate clinical results and, ultimately, our ability to receive regulatory approval for birinapant for the indications we are pursuing may also be negatively impacted. As a result, this could adversely affect our ability to file for, gain or maintain regulatory approvals for birinapant on a timely basis, if at all.

*Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. For example, even though birinapant has generally been well tolerated by subjects in our earlier-stage clinical trials, in some cases there were side effects, some of which were severe. In clinical trials where birinapant was administered as monotherapy, treatment-related side effects that were Grade 3 or Grade 4, meaning they were more than mild or moderate in severity, include increase of serum levels of amylase or lipase protein concentrations, fatigue, headache, hypophosphatemia, lymphopenia, nausea, rash, thrombocytopenia and vomiting. Treatment-related Grade 3 or Grade 4 side effects observed in trials where birinapant was administered with other cancer therapies included abdominal cellulitis, abdominal pain, alanine aminotransferase increase, amylase increase, anemia, aspartate aminotransferase increase, caecitis, dehydration, diarrhea, dyspnea, fatigue, febrile neutropenia, granulocytopenia, headache, hyponatraemia, hypotension, leukopenia, lipase increase, lymphocytopenia, mucositis, nausea, neutropenia, pancytopenia, sepsis, stomatitis, stress cardiomyopathy, thrombocytopenia, vomiting, and weight decrease. In dose escalation studies of birinapant combined with chemotherapies that deliberately sought to define the dose-limiting toxicities, and thus the maximum tolerated dose, the most common dose-limiting side effect was Grade 2 Bell’s Palsy, or weakness or inability to control facial muscles on one side of the face. Minor side effects have been reported in some cases in clinical trials of SHAPE, including blisters, erythema, itching and burning sensations.

As a result of these side effects or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market our product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The study drug-related side effects could affect study subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

Additionally, if our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by our product candidates, a number of potentially significant negative consequences could result, including:

•                  we may be forced to suspend marketing of the product candidate;

•                  regulatory authorities may withdraw their approvals of the product candidate;

•                  regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of the product candidate;

•                  we may be required to conduct post-market studies;

•                  we could be sued and held liable for harm caused to subjects or patients; and

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, if approved.

*Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for our product candidates, they would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of our product candidates will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of our product candidates, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or similar strategy, impose significant restrictions on indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for our product candidates, if they achieve marketing approval, may include restrictions on use.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, birinapant, SHAPE or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The occurrence of any event or penalty described above may inhibit or preclude our ability to commercialize our product candidates and generate revenue.

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by, among others, the FDA, the Department of Justice, or DOJ, the Office of the Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign regulatory authorities.

In the U.S., engaging in impermissible promotion of our product candidates for off-label uses can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increasing focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

*Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, including Japan and South Korea, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in the European Union, Japan, South Korea or another country or jurisdiction, the commercial prospects of our product candidates may be significantly diminished and our business prospects could decline.

*Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell our product candidates if we may obtain marketing approval.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, or the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100.0% of AMP. The Affordable Care Act and subsequent legislation also changed the definition of AMP. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the effect of the Affordable Care Act, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and commercialization of our product candidates, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates may be.

In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for one of our product candidates in a particular country, but then be subject to price regulations that delay our commercial launch of such product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of such product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in our product candidates even if they obtain marketing approval.

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

The Foreign Corrupt Practices Act of 1977, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside of the U.S. will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling our product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

*Even if we are able to commercialize our product candidates, these products may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical drugs. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering product candidates for those patients. We cannot be sure that coverage and adequate reimbursement will be available for our product candidates and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, our product candidates, if we obtain marketing approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if we obtain marketing approval.

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

*If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We do not currently have an organization for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products approved by the FDA or comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations (including our marketing, promotion, educational programs, pricing, and relationships with healthcare providers or other entities, among other things) and expose us to areas of risk include the following:

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

•                  the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the rules and regulations promulgated thereunder, establish federal standards for maintaining the privacy and security of certain patient health information known as Protected Health Information. As amended by the Health Information Technology for Economic and Clinical Health Act, HIPAA also establishes federal standards for administrative, technical and physical safeguards relevant to the electronic transmission of Protected Health Information and imposes certain notification obligations in the event of a breach of the privacy or security of Protected Health Information. In addition to adhering to the requirements of HIPAA, entities considered “covered entities” under HIPAA (such as health plans, health care clearinghouses, and certain health care providers) are also required to obtain assurances in the form of a written contract from certain business associates to which they transmit Protected Health Information to ensure that the privacy and security of such information is maintained in accordance with HIPAA requirements;

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

•                  the federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•                  analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

*We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing birinapant, as well as for the treatment of early-stage CTCL for which we are developing SHAPE. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same cancer pathways that we are targeting or that are testing product candidates in the same cancer indications that we are testing. For example, Curis Inc., or Curis (Phase 1), Debiopharma SA, or Debiopharma (Phase 1), and Novartis AG, or Novartis (Phase 2), are all developing IAP inhibitors. Similarly, Merck (Zolinza) and Celgene (Istodax) have each received approval for HDAC inhibitors as therapeutic options for patients with advanced CTCL, and Eisai (Targretin) and Actelion (Valchlor) have been approved as topical treatments for early-stage CTCL. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Birinapant and SHAPE are presently being developed primarily as cancer therapeutics. There are a variety of available therapies and supportive care products marketed for cancer patients. Some of these other drugs are branded and subject to patent protection, some are in clinical development and not yet approved, and others are available on a generic basis. Many of the approved drugs are well established therapies or products and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. In addition, birinapant is delivered intravenously, which will require a visit to an oncologist office or a hospital. Some of our competitors are seeking to develop drugs that can be administered by oral delivery, and thus would not require a visit to a doctor for each administration. These factors may make it difficult for us to achieve market acceptance at desired levels and/or in a timely manner to ensure viability of our business.

More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources.

As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or non-competitive before we can recover the expenses relating to the development and commercialization of our product candidates.

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

*Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of the product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates by us or our investigators in human clinical trials and will face an even greater risk if we commercially sell our product candidates after obtaining regulatory approval. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling such product candidate. If we cannot successfully defend ourselves against claims that such product candidate caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

•                  decreased demand for such product candidate;

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

•                  the inability to commercialize such product candidate; and

•                  increased scrutiny and potential investigation by, among others, the FDA, DOJ, the Office of the Inspector General of the HHS, state attorneys general, members of Congress and the public.

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates, but we may be unable to obtain commercially reasonable product liability insurance for either product candidate, if approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

*We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2014, we had 28 full-time employees and one part-time employee, of whom 10 hold Ph.D. degrees and three hold M.D. (or international M.D.-equivalent) degrees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

•                  improving our managerial, development, operational and finance systems; and

•                  expanding our facilities.

As our operations expand, we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates, if either product candidate is approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

We are highly dependent upon J. Kevin Buchi, our President and Chief Executive Officer, Lesley Russell, M.B.Ch.B., M.R.C.P., our Chief Operating Officer and Chief Medical Officer, Pete A. Meyers, our Chief Financial Officer and Treasurer, and C. Glenn Begley, M.B.B.S., Ph.D., F.R.A.C.P., F.R.C.P.A., F.R.C.Path., our Chief Scientific Officer and Senior Vice President, Research & Development. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

*Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

*Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Risks Related to Our Dependence on Third Parties

*We rely on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on third-party CROs to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our pre-clinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our pre-clinical studies in accordance with Good Laboratory Practices, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations and current Good Clinical Practices, or GCP, which are international standards meant to protect the rights and health of subjects that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for our product candidates and any future product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat pre-clinical studies and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and pre-clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our pre-clinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

*Our experience manufacturing our product candidates is limited to the needs of our pre-clinical studies and clinical trials. We have no experience manufacturing on a commercial scale and have no manufacturing facility. We are dependent on third-party manufacturers for the manufacture of our product candidates as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of our product candidates could be delayed.

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on contract manufacturing organizations, or CMOs, for the chemical manufacture of the active pharmaceutical ingredient for our product candidates and another CMO for the production of the birinapant intravenous formulation. To meet our projected needs for pre-clinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute our product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities would require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of our product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for such product candidate previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of our product candidates, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of our product candidates or their respective key materials for an ongoing pre-clinical study or clinical trial could considerably delay completion of such pre-clinical study or clinical trial, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for one of our product candidates, the commercial launch of such product candidate would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of that product candidate.

*We may elect to enter into licensing or collaboration agreements with third parties to develop, obtain regulatory approvals for and commercialize our product candidates. Our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner. In addition, any termination of our collaboration agreements will terminate the funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

Our commercialization strategy for our product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of the relevant product candidate in the territories in which we seek to partner. Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. We may determine that continuing a collaboration under the terms provided is not in our best interest, and we may terminate the collaboration. Our potential future collaborators could delay or terminate their agreements, and as a result our product candidates may never be successfully commercialized.

Further, our potential future collaborators may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our product candidates receive less attention or resources than we would like, or they may be terminated altogether. We may also enter into agreements with collaborators to share in the burden of conducting clinical trials, manufacturing and marketing our product candidates. Any such actions by our potential future collaborators may adversely affect our business prospects and ability to earn revenues. In addition, we could have disputes with our potential future collaborators, such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of our product candidates, or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

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

With respect to patent rights, we do not know whether any of the pending patent applications for any of our compounds will result in the issuance of patents that protect our technology or products, or if any of our or our licensors’ issued patents will effectively prevent others from commercializing competitive technologies and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we own or have licensed from third parties may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our or our licensors’ patented technology, trademarks and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

*Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates, and to use our related proprietary technologies. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference or derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

While our product candidates are in pre-clinical studies and clinical trials, we believe that the use of our product candidates in these pre-clinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that birinapant, SHAPE and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

*If we breach any of our license agreements with the respective exclusive licensors of our product candidates, or related licenses, this could have a material adverse effect on our commercialization efforts for birinapant, SHAPE or other related compounds which may be covered by the claims of our in- licensed patents.

In November 2003, we entered into an exclusive license agreement with Princeton University, subsequently amended in June 2004, August 2006 and October 2006, which grants us the rights to certain U.S. patents controlled by the university relating to SMAC-mimetic compounds, including birinapant, and a non-exclusive right to certain know-how and technology relating thereto. In October 2008, Shape Pharmaceuticals entered into an exclusive license agreement with Harvard University and Dana-Farber Cancer Institute, Inc., which grants us the worldwide rights to certain patent applications and patents issuing therefrom as defined in the license agreement, which include claims covering the composition of the SHAPE molecule. Additionally, in January 2014, we entered into a license agreement with the Walter and Eliza Hall Institute of Medical Research in Melbourne, Australia for worldwide exclusive rights to a patent application and any patents issuing therefrom relating to a method of treating intracellular infections involving the administration of an IAP antagonist. Each license agreement includes the right for us to sublicense.

If we materially breach or fail to perform any provision under any of our license agreements (including, generally, failure to make payments when due for royalties and other sub-license revenues, failure to use reasonable efforts to develop, test, obtain regulatory approval, manufacture, market and sell licensed products, failure to file annual progress reports, commencement of bankruptcy or insolvency proceedings against us or failure to prosecute and maintain the licensed patents), the licensor under each license may have the right to terminate the applicable license, and upon the effective date of such termination, our right to practice the applicable licensed patent rights (or our rights in the relevant patent application) would end. To the extent the licensed technology, methodology or patent rights relate to our product candidates or uses thereof, we would expect to exercise all rights and remedies available to us, including attempting to cure any breach by us, and otherwise seek to preserve our rights under the patent rights or other technology or methodologies licensed to us, but we may not be able to do so in a timely manner, at an acceptable cost to us or at all. Any uncured, material breach under such licenses could result in our loss of rights to practice the patent rights, technology or methodology licensed to us under the applicable license agreement, and to the extent such patent rights or other technology or methodology relate to birinapant, SHAPE or other of our compounds, it could have a material adverse effect on our commercialization efforts for birinapant, SHAPE or such other compounds, as the case may be.

*We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on birinapant, SHAPE and any future product candidates throughout the world would be prohibitively expensive, and our or our licensors’ intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we and our licensors may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the U.S., or from selling or importing products made using our and our licensors’ inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we or our licensors have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our or our licensor’s patents or marketing of competing products in violation of our proprietary rights generally in those countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.

The laws of certain foreign countries may not protect our rights to the same extent as the laws of the U.S., and these foreign laws may also be subject to change. For example, methods of treatment and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

*Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as birinapant and SHAPE, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents. In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case.

Changes in patent law, including recent patent reform legislation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve technological and legal complexity, and obtaining and enforcing pharmaceutical patents is costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors may obtain in the future. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents and those licensed to us.

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the U.S. transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of our licensors. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our or our licensors’ patent rights, which could adversely affect our competitive position.

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

Many of our employees and our licensors’ employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

*Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•                  others may be able to make compounds that are the same as or similar to birinapant or SHAPE, as the case may be, but that are not covered by the claims of the patents that we own or have exclusively licensed;

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

Risks Related to Our Financial Position and Capital Needs

*We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk of failure to gain regulatory approval or become commercially viable. We have two product candidates, birinapant and SHAPE, at the early stages of clinical development and all of our other compounds are pre-clinical. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in

2003. For the year ended December 31, 2013 and the six months ended June 30, 2014, we reported a net loss of $20.0 million and $14.7 million, respectively, and we had an accumulated deficit of $89.9 million and $104.6 million at December 31, 2013 and June 30, 2014, respectively.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue the research and development of, and seek regulatory approvals for, our product candidates, and potentially begin to commercialize our product candidates, if they receive regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If our product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

*We currently have no source of product revenue and may never become profitable.

We have not generated any revenues from commercial product sales (and we have no commercial products). Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize birinapant, SHAPE or other product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when it will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from birinapant, SHAPE or any other future product candidates also depends on a number of additional factors, including our ability to:

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

In addition, because of the numerous risks and uncertainties associated with product development, including that birinapant or SHAPE may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the development and regulatory process for our product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate revenues from the sale of birinapant, SHAPE or any future commercial products, we may not become profitable and will need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, and we are not successful in obtaining additional funding, then we may be unable to continue our operations at planned levels.

*We intend to expend our limited resources to pursue birinapant and SHAPE, and may fail to capitalize on other technologies, product candidates or other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to birinapant and SHAPE, which concentrates the risk of product failure in the event birinapant or SHAPE proves to be unsafe or ineffective or the SMAC-mimetic class of product candidates is considered to be inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities with other technologies, product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to birinapant and SHAPE may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for birinapant or SHAPE, we may relinquish valuable rights to birinapant or SHAPE through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to birinapant or SHAPE.

*We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of birinapant or SHAPE.

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

As of the date of this report, we anticipate that our cash on hand will enable us to fund our operating expenses and capital expenditures, including the payment of interest on our convertible notes, through the end of 2015. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

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

If we are unable to obtain necessary financing, our ability to complete the development and potential commercialization of birinapant and SHAPE will be compromised.

*Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies, birinapant or SHAPE.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. The indenture for the notes contains certain covenants limiting our and our subsidiaries’ ability to incur certain additional debt and liens, subject to certain exceptions. Future additional debt financings, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends. These covenants may restrict our operations and ability to raise additional financing. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies in particular countries, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our technologies that we would otherwise prefer to develop and market ourselves.

*We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of assets, including pre-clinical, clinical or commercial stage products or product candidates, or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We have limited experience with acquiring other companies, products or product candidates, and limited experience with forming strategic alliances and collaborations. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliance or collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

To finance any acquisitions or collaborations, we may choose to issue debt or shares of our common stock as consideration. Any such issuance of shares would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all. In addition, the covenants under the indenture governing the notes limit our ability to raise additional funds for acquisitions and our ability to assume debt of acquired businesses.

Risks Relating to Securities Markets and Investment in Our Common Stock

*The market price of our common stock may be volatile.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•                  trading volatility of low-priced stock;

•                  the success of competitive products or technologies;

•                  regulatory actions with respect to our products or our competitors’ products;

•                  actual or anticipated changes in our growth rate relative to our competitors;

•                  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•                  results of clinical trials of birinapant, SHAPE or product candidates of our competitors;

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

In addition, the stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Moreover, some institutional investors and mutual funds cannot invest in stocks priced below $5.00 per share. The realization of any of these risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of stock options, warrants outstanding or granted in the future, any additional shares issued in connection with acquisitions and any shares issued upon the conversion of the notes offered hereby, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

In addition, persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they may be able to sell in the public market, subject to the limitations of Rule 144 of the Securities Act. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock may have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers and other employees and service providers. As of June 30, 2014, the maximum number of shares of our common stock that may be issued under our existing equity incentive plans is 2,998,159. Future equity incentive grants and issuances of common stock under our existing equity incentive plans may have an adverse effect on the market price of our common stock.

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. In addition, our directors and executive officers may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

As of June 30, 2014, our executive officers, directors and beneficial owners of over 5% of our common stock held approximately 66% of our common stock. This concentration of ownership could harm the market price of our common stock by:

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

We have never paid dividends on our capital stock, and because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our stock if converted.

We have never paid any cash dividends on our common stock, and we currently intend to retain any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future after you have converted your notes.

We are an “emerging growth company” and we take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years from the end of the fiscal year in which we completed our initial public offering, which was December 31, 2013.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We will remain an “emerging growth company” until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the preceding three-year period and (d) the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock become publicly traded in the U.S., which was December 31, 2013.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

As a result of our recent initial public offering, we now incur significant additional expenses as a result of being a public company, which negatively impact our financial performance and could cause our results of operations and financial condition to suffer.

In December 2013 we completed our initial public offering. As a result, we are now required to incur significant legal, accounting, insurance, compliance and other expenses as a result of being a public company. These expenses may increase even more after we are no longer an “emerging growth company.” We are obligated to file annual and quarterly information and other reports with the SEC. In addition, we also became subject to other reporting and corporate governance requirements which impose significant compliance obligations upon us. The Sarbanes-Oxley Act of 2002, together with related rules implemented by the SEC and by the NASDAQ Stock Market, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act as discussed in “—If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock” above, substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We estimate that we will incur approximately

$2.0 to $3.0 million in incremental costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher than we currently estimate.

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

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

•                  permit our board of directors to issue up to 25 million shares of preferred stock, with any rights, preferences and privileges as it may designate;

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

•                  provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

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

Risks Related to our Convertible Notes

*We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including in connection with the conversion of our 8% Notes, and thereby materially and adversely affect the market price of our common stock.

We may conduct future offerings of our common stock or, subject to certain conditions and limitations, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations or for other purposes. The market price of shares of our common stock or the trading price of the notes could decrease significantly if we conduct such future offerings, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such offerings or sales may occur. Moreover, any issuance of additional common stock will dilute the ownership interest of our existing common stockholders.

*Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

We have $47.0 million face value of total long-term indebtedness as of June 30, 2014 pursuant to our 8% Notes.  We may not have the ability to repay our 8% Notes when they become due.  We have incurred losses since our inception and expect to incur losses for at least the next several years. Since our inception, we have not generated any revenues or cash flows from operations, and our operations have been financed primarily through the issuance of equity securities and convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 8% Notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control, and our ability to raise equity capital. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

*Our indebtedness and other obligations are substantial and could adversely affect our business and liquidity.

Our substantial indebtedness, including our 8% Notes, could have important consequences.  For example, they:

•              require us to dedicate a substantial portion of our available cash flows to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•              contain restrictive covenants that limit our ability to incur additional indebtedness or liens on our assets, which could interfere with our ability to obtain additional equity or debt financing for general corporate purposes, acquisitions, investments, capital expenditures or other strategic purposes; and

•              make us more vulnerable to economic downturns and catastrophic external events.

The above factors could limit our financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations.

*The conversion of our 8% Notes will dilute the ownership interests of our existing stockholders .

The issuance of shares of our common stock to satisfy all or a portion of our conversion obligation will dilute the ownership interests of our existing stockholders.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Reference is made to the Company’s Current Report on Form 8-K filed on June 23, 2014.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191811) that was declared effective by the Securities and Exchange Commission on December 11, 2013, which registered an aggregate of 8,222,115 shares of our common stock. On December 17, 2013, 7,150,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $50.0 million, managed by Oppenheimer & Co., Guggenheim Securities, LLC, and Needham & Co., LLC. On December 31, 2013, in connection with the exercise by the underwriters of our initial public offering of a portion of the over-allotment option granted to them in connection with the initial public offering, 1,072,115 additional shares of common stock were sold on our behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $7.5 million.   From the effective date of our Registration Statement on Form S-1 (File No. 333-191811) through June 30, 2014, we used approximately $27.3 million of the net offering proceeds for the acquisition of Shape Pharmaceuticals and for capital expenditures and general working capital purposes.

As of June 30, 2014, we had invested the remaining proceeds into money market funds, corporate bonds and commercial paper.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

Date: August 5, 2014	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	By:	/s/ PETE A. MEYERS
Pete A. Meyers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

4.1(1)

Indenture, dated June 23, 2014, by and between TetraLogic Pharmaceuticals Corporation and U.S. Bank National Association, as Trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 23, 2014).

4.2(1)	Form of 8% Convertible Senior Notes due 2019 (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 23, 2014).
10.1(2)(3)	Merger Agreement, dated April 7, 2014, by and among Shape Pharmaceuticals, Inc., TetraLogic Pharmaceuticals Corporation, TLOG Acquisition Sub, Inc. and Augustine Lawlor as Holder Representative.
10.2(2)	License Agreement, dated October 7, 2008, by and among Shape Pharmaceuticals, Inc., President and Fellows of Harvard College and Dana-Farber Cancer Institute, Inc.
10.3(2)	Licence Agreement, undated, by and between TetraLogic Pharmaceuticals Corporation and The Walter and Eliza Hall Institute of Medical Research.
10.4(1)

Executive Employment Agreement, dated April 22, 2014, by and between Richard Sherman and TetraLogic Pharmaceuticals Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2014).

10.5	Purchase Agreement, dated June 17, 2014, by and between TetraLogic Pharmaceuticals Corporation and Nomura Securities International, Inc., as representative for the initial purchasers named therein.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i)  Consolidated Balance Sheets as of December 31, 2013 and June 30, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2014, (iii)  Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2014, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference.

(2) Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(3) Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule, annex or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.