Form 10-Q
period 2014-09-30
TETRALOGIC PHARMACEUTICALS CORP
filed 2014-11-05
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of October 31, 2014 was 22,316,460.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•the success and timing of our pre-clinical studies and clinical trials;

•the difficulties with increasing the size and complexity of our organization to assist with the expansion of our operations;

•the potential that results of pre-clinical studies and clinical trials indicate birinapant or SHAPE is unsafe or ineffective;

•our exposure to business disruptions;

•our dependence on third parties in the conduct of our pre-clinical studies and clinical trials;

•the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;

•our plans and ability to develop and commercialize our product candidates;

•our ability to acquire or license additional product candidates;

•our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

•the size and growth of the potential markets for our product candidates, market acceptance of our product candidates and our ability to serve those markets;

•legal and regulatory developments in the U.S. and foreign countries;

•our ability to limit our exposure to product liability lawsuits;

•our exposure to scrutiny and increased expenses as a result of being a public company;

•the rate and degree of market acceptance of our product candidates;

•obtaining and maintaining intellectual property protection for our product candidates and our proprietary technology;

•the successful development of our commercialization capabilities, including sales and marketing capabilities;

•recently enacted and future legislation regarding the healthcare system;

•the success of competing therapies and products that are or become available;

•our ability to acquire products or product candidates with acceptable economics;

•our ability to raise additional capital;

•our ability to pay existing indebtedness;

•the decrease in the market price of our common stock from the issuance of additional shares of or instruments convertible into common stock;

•the effect on our financial results from the conversion of our convertible notes; and

•the dilution of existing stockholders from the conversion of our convertible notes.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2014
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$55,135,508	$17,020,047
Short-term investments	—	48,104,088
Deferred financing costs, short-term	—	375,808
Prepaid expenses and other current assets	153,210	1,719,813
Restricted cash	20,000	—
Total current assets	55,308,718	67,219,756
Property and equipment, net	139,577	460,933
Intangible assets	—	35,230,516
Goodwill	—	14,326,396
Deferred financing costs, long-term	—	1,393,625
Other assets	54,126	1,432,551
Total assets	$55,502,421	$120,063,777

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,215,198	$1,902,904
Accrued expenses	2,921,458	4,432,938
Derivative liabilities	793,744	282,643
Total current liabilities	4,930,400	6,618,485
Convertible notes payable, net of discount of $18,611,375	—	28,388,625
Derivative liabilities	—	1,900,000
Deferred taxes	—	14,303,589
Contingent consideration and other liabilities	22,968	24,494,354
Total liabilities	4,953,368	75,705,053

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,199,256 and 22,307,138 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	2,220	2,231
Additional paid-in capital	140,419,071	158,286,727
Cumulative unrealized loss on investments	—	(369)
Cumulative translation adjustment	—	(39,004)
Accumulated deficit	(89,872,238)	(113,890,861)
Total stockholders’ equity	50,549,053	44,358,724
Total liabilities and stockholders’ equity	$55,502,421	$120,063,777

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	2,173,728	2,623,538	4,147,292	8,136,735
Research and development	2,148,424	5,968,181	6,438,941	13,955,119
Change in fair value of contingent consideration	—	984,000	—	1,902,000
Total expenses	4,322,152	9,575,719	10,586,233	23,993,854

Loss from operations	(4,322,152)	(9,575,719)	(10,586,233)	(23,993,854)

Change in fair value of derivative liabilities	(1,391,316)	1,799,501	(1,334,827)	1,637,381
Interest and other income	53	41,375	65	72,571
Interest expense	(262,137)	(1,595,275)	(1,375,378)	(1,734,721)
Net loss	$(5,975,552)	$(9,330,118)	$(13,296,373)	$(24,018,623)
Cumulative preferred stock dividends	(853,194)	—	(2,565,708)	—
Net loss attributable to common stockholders	$(6,828,746)	$(9,330,118)	$(15,862,081)	$(24,018,623)

Per share information:
Net loss per common share:
Basic	$(4.34)	$(0.42)	$(12.41)	$(1.08)
Diluted	$(4.34)	$(0.42)	$(12.41)	$(1.10)

Weighted average shares outstanding:
Basic	1,575,040	22,307,138	1,278,400	22,280,232
Diluted	1,575,040	22,364,231	1,278,400	22,344,129

Net loss	$(5,975,552)	$(9,330,118)	$(13,296,373)	$(24,018,623)
Foreign currency losses	—	(41,626)	—	(39,004)
Unrealized gains/(losses) on available-for-sale securities	—	1,635	—	(369)
Comprehensive loss	$(5,975,552)	$(9,370,109)	$(13,296,373)	$(24,057,996)

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities
Net loss	$(13,296,373)	$(24,018,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,564	83,823
Stock-based compensation expense	547,071	2,486,477
Change in fair value of derivative liabilities	1,334,827	(1,637,381)
Change in fair value of contingent consideration	—	1,902,000
Non-cash interest expense	837,916	711,165
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(210,743)	(2,624,564)
Accounts payable, accrued expenses and other liabilities	604,239	2,042,588
Net cash used in operating activities	(10,092,499)	(21,054,515)

Cash flows from investing activities
Purchase of property and equipment	(32,936)	(405,179)
Restricted cash	—	20,000
Acquisition of Shape Pharmaceuticals, net of cash acquired	—	(12,847,803)
Purchase of short-term investments	—	(63,427,188)
Sales and maturities of short-term investments	—	15,322,731
Net cash used in investing activities	(32,936)	(61,337,439)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	71,737	168,667
Proceeds from convertible notes payable, net	8,000,000	44,146,830
Net cash provided by financing activities	8,071,737	44,315,497
Effect of exchange rate changes on cash and cash equivalents	—	(39,004)
Net decrease in cash and cash equivalents	(2,053,698)	(38,115,461)
Cash and cash equivalents — beginning of period	4,511,889	55,135,508
Cash and cash equivalents — end of period	$2,458,191	$17,020,047

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

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

Liquidity

At September 30, 2014, we had working capital of $60.6 million and cash, cash equivalents and investments of $65.1 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

We believe that our existing cash and cash equivalents as of September 30, 2014 will enable us to fund our currently expected operating expenses and capital expenditure requirements through the end of 2015.   However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of September 30, 2014, consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2014, and consolidated statements of cash flows for the nine months ended September 30, 2013 and 2014 are unaudited. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of September 30, 2014 and the results of our operations, our comprehensive loss and our cash flows for the three and nine months ended September 30, 2013 and 2014. The financial data and other information disclosed in these notes as of September 30, 2013 and 2014 and for the three and nine months ended September 30, 2013 and 2014 are unaudited. The results for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-10, Development Stage Entities.  This Update eliminates the distinction between development stage entities and other reporting entities under GAAP and also eliminates the requirement to present inception-to-date information in financial statements.  The Update is effective for reporting periods beginning after December 31, 2014, but early adoption is permitted.  We have elected to adopt this Update beginning with the quarterly period ended June 30, 2014.

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

Significant Accounting Policies

Our significant accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2013 filed on March 19, 2014, or the Form 10-K. Since the date of those financial statements, there have been no changes to our significant accounting policies.

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

Allocation of purchase price
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

The fair value of the liability for the contingent consideration recognized on the acquisition date was $22.6 million.  The contingent consideration payments have been recorded as a liability and the fair value is evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of contingent consideration are recorded in earnings.  The change in fair value that was recognized as an operating expense for the period between April 14, 2014 and September 30, 2014 was $1.9 million.  At September 30, 2014, the fair value of the liability was $24.5 million.

We recognized $0.4 million of acquisition related costs that were expensed in the nine months ended September 30, 2014.  These costs are included in operating expenses in our consolidated statement of operations.  For the three and nine months ended September 30, 2014, we have included $1.7 million and $2.8 million of net losses attributable to Shape in our consolidated financial statements, respectively.

The following unaudited pro forma information presents results as if the acquisition occurred at the beginning of each annual reporting period presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenue	$—	$—	$—	$—
Net loss attributable to TetraLogic Pharmaceuticals Corporation (after cumulative preferred stock dividends)	(7,306,290)	(9,330,118)	(17,358,671)	(24,529,521)
Basic loss per common share attributable to TetraLogic Pharmaceuticals Corporation	$(4.64)	$(0.42)	$(13.58)	$(1.10)
Diluted loss per common share attributable to TetraLogic Pharmaceuticals Corporation	$(4.64)	$(0.42)	$(13.58)	$(1.12)

4. Fair Value Measurements

FASB accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, we use quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets
Money market funds (cash equivalents)	$42,000,000	$—	$—	$42,000,000
Certificate of deposit (restricted cash)	20,000	—	—	20,000
Total assets	$42,020,000	$—	$—	$42,020,000
Liabilities
Common stock warrant liability	—	—	$793,744	$793,744
Total liabilities	$—	$—	$793,744	$793,744
September 30, 2014
Assets
Money market funds (cash equivalents)	$17,020,047	$—	$—	$17,020,047
Short-term investments	—	48,104,088	—	48,104,088
Total assets	$17,020,047	$48,104,088	$—	$65,124,135
Liabilities
Interest make-whole derivative	—	—	$1,900,000	$1,900,000
Shape contingent consideration	—	—	24,476,686	24,476,686
Common stock warrant liability	—	—	282,643	282,643
Total liabilities	$—	$—	$26,659,329	$26,659,329

We had outstanding warrants to purchase our series B convertible preferred stock, or the 2006 Warrants, that converted into warrants to purchase our common stock at the time of our initial public offering in December 2013. The 2006 Warrants were redeemable for cash upon an event that was not within our control.  In accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the 2006 Warrants are recorded as a derivative liability on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statements  of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of the warrant liability is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies  (90%), the fair value of our common stock, and the remaining contractual term of the warrant  (1.6 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of each 2009/2010 Warrant is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies  (90%), the fair value of the common stock, and the contractual term of the warrant  (5.2 to 5.5 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.  As of September 30, 2014, 6,004 of the 2009/2010 warrants have been exercised.

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

In April 2014, we acquired by merger 100% of Shape Pharmaceuticals.  The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We account for contingent consideration in accordance with applicable guidance provided within Accounting Standards Codification (ASC) 805, Business Combinations.  It is currently estimated that the Shape Pharmaceuticals milestone payments will occur between 2016 and 2020. The range of undiscounted milestones we could be required to pay under our agreement is between zero and $64.5 million.  We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

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

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”).  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2014:

	December 31,			Change in	September 30,
	2013	Additions	Deductions	Fair Value	2014
Interest make-whole derivative	—	$3,055,000	—	$(1,155,000)	$1,900,000
Shape contingent consideration	—	22,587,339	$(12,653)	1,902,000	24,476,686
Common stock warrant liability	$793,744	—	(28,720)	(482,381)	282,643
Total liabilities	$793,744	$25,642,339	$(41,373)	$264,619	$26,659,329

As of September 30, 2014, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value^	Carrying Value	Face Value

8.00% convertible senior notes due June 15, 2019	$40,500,000	$28,388,625	$47,000,000

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statements of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and nine months ended September 30, 2013 and 2014. The Company recorded $0,  $(1,635),  $0 and $369 of unrealized (gains)/losses during the three months ended September 30, 2013 and 2014, and the nine months ended September 30, 2013 and 2014, respectively. Realized gains and losses are included in interest income in the statements of operations. During the three and nine months ended September 30, 2014, the Company sold investments for gross proceeds of $0 and $2,496,731. The Company recorded $0,  $0,  $0 and $148 of realized gains during the three months ended September 30, 2013 and 2014, and the nine months ended September 30, 2013 and 2014, respectively. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of September 30, 2014, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

At December 31, 2013, cash and cash equivalents consisted of $13.1 million in cash accounts and $42.0 million in money market accounts.  We did not hold any investments at December 31, 2013.

Cash, cash equivalents and investments at September 30, 2014 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
Cash and cash equivalents:
Cash and money market accounts	$17,020,047	—	—	$17,020,047
Total cash and cash equivalents	$17,020,047	$—	$—	$17,020,047
Short-term investments:
Corporate bonds	$42,311,814	—	$(7,393)	$42,304,421
Commercial paper	5,792,643	7,024		5,799,667
Total short-term investments	$48,104,457	$7,024	$(7,393)	$48,104,088
Total cash, cash equivalents, and investments	$65,124,504	$7,024	$(7,393)	$65,124,135

6. Accrued Expenses

At December 31, 2013 and September 30, 2014, accrued expenses consisted of the following:

	December 31,	September 30,
	2013	2014
Payroll and related costs	$1,674,869	$996,120
Research and development related costs	730,161	1,800,104
Professional fees	368,945	470,220
Interest	—	1,023,556
Other	147,483	142,938
	$2,921,458	$4,432,938

7.  Notes Payable

8% Convertible Senior Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible senior notes due June 15, 2019 (the “8% Notes”), all of which remain outstanding as of September 30, 2014. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

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

The liability component of the 8% Notes on the date of issuance was computed as $30.8 million, consisting of the value of the embedded interest make-whole derivative of $3.1 million and the carrying value of the 8% Notes of $27.7 million. Accordingly, the equity component on the date of issuance was $16.2 million.  The discount on the 8% Notes is being amortized to interest expense over the term of the Notes, using the effective interest method.  The carrying value of the 8% Notes was $28.4 million at September 30, 2014.

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

The following table summarizes how the issuance of the 8% Notes is reflected in our balance sheet at September 30, 2014:

September 30, 2014
Gross proceeds	$47,000,000
Conversion option reported in equity	(16,165,238)
Interest make-whole derivative	(3,055,000)
Amortization of debt discount	608,863
Carrying value	$28,388,625

The following table sets forth our interest expense incurred for the three and nine months ended September 30, 2014:

	Three months ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

2012/2013 Notes	$201,644	$—	$486,571	$—
Debt discount - 2012/2013 Warrants	—	—	811,218	—
Collaboration Note	60,493	—	77,589	—
8% Convertible Senior Notes due 2019 - coupon	—	941,145	—	1,023,556
8% Convertible Senior Notes due 2019 - amortization of debt discount	—	560,179	—	608,863
Amortization of deferred financing costs	—	93,951	—	102,302
	$262,137	$1,595,275	$1,375,378	$1,734,721

8. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, of which 22,199,256 and 22,307,138 were issued and outstanding at December 31, 2013 and September 30, 2014, respectively.

Stock-based compensation expense

Stock-based payments to employees, including grants of employee stock options, are recognized in the statements of operations and comprehensive loss based on fair value. Stock-based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument. The fair value of stock options is calculated using the Black-Scholes valuation model, and is recognized over the vesting period.

Stock-based compensation expense recognized by award type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Options awards	$32,654	$825,829	$94,087	$2,419,547
Restricted stock awards	308,520	18,516	452,984	66,930
Total stock-based compensation expense	$341,174	$844,345	$547,071	$2,486,477

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Research and development	$41,248	$226,580	$172,149	$690,355
General and administrative	299,926	617,765	374,922	1,796,122
Total stock-based compensation expense	$341,174	$844,345	$547,071	$2,486,477

During the nine months ended September 30, 2014, stock options to purchase 172,500 shares of common stock were awarded to employees at a weighted average exercise price of $6.67 per share, 111,071 stock options were exercised at an average exercise price of $1.47 per share, and 84,931 stock options were forfeited.  As of September 30, 2014, there were 3,239,915 stock options outstanding and the number of shares of common stock reserved for issuance under our existing equity incentive plans was 2,991,559.  There have been no significant changes to the assumptions used to calculate fair value from those disclosed in our audited financial statements for the year ended December 31, 2013.

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

Our 2006 Warrants and 2009/2010 Warrants are classified as derivative liabilities on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. See Note 4 with respect to fair value.

9. Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three and nine months ended September 30, 2014, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.  For the three and nine months ended September 30, 2013, the effect of the adjustments for all warrants classified as derivative liabilities was non-dilutive.

The following table sets forth the computation of diluted net loss per share for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator:
Net loss	$(5,975,552)	$(9,330,118)	$(13,296,373)	$(24,018,623)
Less: income from change in fair value of warrant liability	—	(144,501)	—	(482,381)
Dividends on series C and C-1 convertible preferred stock	(853,194)	—	(2,565,708)	—
Numerator for diluted net loss per common share	$(6,828,746)	$(9,474,619)	$(15,862,081)	$(24,501,004)
Denominator:
Basic weighted average common shares outstanding	1,575,040	22,307,138	1,278,400	22,280,232
Dilutive common shares from assumed warrant exercises	—	57,093	—	63,897
Diluted weighted average shares of common stock outstanding	1,575,040	22,364,231	1,278,400	22,344,129
Diluted net loss per share of common stock	$(4.34)	$(0.42)	$(12.41)	$(1.10)

The following potentially dilutive securities outstanding at September 30, 2013 and 2014 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30.
	2013	2014
Convertible preferred stock	8,692,906	—
Warrants	100,319	24,482
Stock options	764,220	3,239,915
Unvested restricted stock	102,350	23,530
	9,659,795	3,287,927

In addition, the common shares issuable upon conversion of the 8% notes have been excluded from the computation of diluted weighted average shares outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this report, and in conjunction with financial statements included in the Form 10-K.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring and developing novel product candidates to treat cancer and infectious diseases. We currently have two clinical-stage product candidates in development: birinapant and SHAPE. Birinapant is designed to mimic the activity of an endogenous protein, the Second Mitochondrial Activator of Caspases, or SMAC, which is involved in the regulation of the apoptotic process within cells. Avoidance of apoptosis is a critical step in tumor development and in the survival of intracellular pathogens. SHAPE is a histone deacetylase inhibitor, or HDACi. Altered expression of histone deacetylases, or HDACs, has been linked to tumor development and several drugs approved for systemic use in the treatment of cancers take advantage of this mechanism.

Birinapant, our lead clinical-stage product candidate, was selected from our internally-discovered library of over 3,000 small-molecule compounds, including SMAC-mimetics, designed to inhibit Inhibitor of Apoptosis Proteins, or IAPs, and to cause or enable abnormal cells that are resistant to the body’s immune system to self-destruct. This mechanism of action is potentially applicable across a variety of cancers and viral and mycobacterial infections. Birinapant is currently being tested in Phase 1 and Phase 2 clinical trials. Our clinical trials of birinapant as of September 30, 2014 have enrolled over 300 subjects. Our composition of matter patents on birinapant in the U.S. expire in the range of March 2026 and June 2030, including the U.S. composition of matter patent on birinapant that expires in June 2030, without accounting for possible patent term extensions under the Drug Price Competition and Patent Term Restoration Act of 1984, or for possible pediatric exclusivity.

Our clinical and pre-clinical programs with birinapant are focused on:

•	myelodysplastic syndromes, or MDS

In May 2014, we announced that, based upon data from our Phase 1b study of birinapant in combination with azacitidine in patients with higher risk MDS who are either relapsed/refractory or naïve to azacitidine, we initiated a randomized Phase 2 clinical trial in first line higher risk patients. While the primary objective of the Phase 1b clinical study was to characterize the safety and tolerability and determine the recommended Phase 2 dose of birinapant when administered in combination with azacitidine, we did observe bone marrow responses in a number of patients who had relapsed or were refractory to azacitidine.  We currently expect interim data from the Phase 2 study in the middle of 2015.

•	colorectal cancer, or CRC

We completed a Phase 1/2 clinical trial of birinapant administered with irinotecan in CRC, and we are continuing to evaluate initiation of a randomized clinical trial of birinapant administered with a chemotherapy regimen containing irinotecan plus Avastin in second line KRAS-mutant CRC subjects.

•	ovarian cancer

Enrollment continues in a signal-seeking Phase 1/2 clinical trial in combination with conatumumab, Amgen’s TRAIL agonist antibody, in 3rd line ovarian cancer. We currently expect data around the end of 2014.

•	hepatitis B virus, or HBV

In a mouse model, we have generated data demonstrating that birinapant induces apoptosis in mouse hepatocytes infected with hepatitis B, while sparing normal hepatocytes.  In the mouse model we have seen clearance of surface antigen (HBsAg). We are commencing enrollment in a multiple ascending dose study of birinapant in subjects with chronic hepatitis B in the fourth quarter of 2014.  We currently expect data to be generated around the middle of 2015. The trial will be conducted in subjects over the age of 18 with hepatitis B who are receiving treatment with either tenofavir or entecavir and who are HBsAg positive. The trial is expected to enroll approximately 6 cohorts of 8 subjects each, who will receive 4 weekly treatments with either birinapant or placebo in a 3:1 ratio. The study is being conducted at multiple clinical sites in Australia and New Zealand. Although predominantly a safety and tolerability study, patients will also be monitored for reductions in hepatitis B surface antigen as an indication of therapeutic activity.

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

We are advancing SHAPE into a randomized Phase 2 clinical trial in early stage CTCL in the fourth quarter of 2014.  We currently expect data around the end of 2015.  SHAPE’s composition of matter patent in the U.S. extends until at least 2028; in addition, SHAPE has been granted U.S. orphan drug designation for CTCL. We have acquired worldwide development and commercialization rights to SHAPE for all indications.

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

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our accumulated deficit through September 30, 2014 was $113.9 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $2.1 million, $6.0 million, $6.4 million and $14.0 million during the three months ended September 30, 2013 and 2014 and the nine months ended September 30, 2013 and 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our common stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued convertible notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  As of December 31, 2013 and September 30, 2014, we had $55.1 million and $65.1 million in cash, cash equivalents and investments, respectively.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of birinapant and SHAPE. Our short- and long-term capital requirements depend upon a variety of factors, including our clinical development plan and various other factors discussed below. We believe that our existing cash, cash equivalents and investments as of September 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2015. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to our product candidates.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three and nine months ended September 30, 2013 and 2014, and our financial condition as of December 31, 2013 and September 30, 2014.

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

For the three months ended September 30, 2013 and 2014, and the nine months ended September 30, 2013 and 2014, our general and administrative expenses totaled $2.2 million, $2.6 million, $4.1 million, and $8.1 million, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2014 is due primarily to the increase in ongoing costs associated with becoming a public company in December 2013 ($0.7 million and $1.7 million, respectively), including increases in headcount ($0.2 million and $0.6 million, respectively), and to stock compensation expense associated with the issuance of stock options in the second half of 2013 ($0.3 million and $1.4 million, respectively).  We also recognized $0.4 million of transaction costs during the nine months ended September 30, 2014 related to our acquisition of Shape Pharmaceuticals.  The increase in general and administrative expenses for the three and nine months ended September 30, 2014 was offset by the recognition of severance and consulting expenses of $0.6 million for a former executive during the three and nine months ended September 30, 2013. We anticipate that our general and administrative expenses will continue to increase in the future as a result of hiring new management and other scaling operations commensurate with supporting more advanced clinical trials and public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

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

During the three months ended September 30, 2013 and 2014, and the nine months ended September 30, 2013 and 2014, we incurred $2.1 million, $6.0 million, $6.4 million, and $14.0 million, respectively, in research and development expenses. Research and development expenses increased during the three and nine months ended September 30, 2014, compared to the comparable prior periods, primarily due to increased manufacturing and formulation activities related to birinapant and SHAPE and increased expenses relating to our MDS, ovarian, HBV and SHAPE clinical trials, offset by a decrease in expenses relating to our CRC clinical trial.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Clinical development	$677,715	$3,289,168	$1,819,701	$6,789,577
Manufacturing and formulation	140,754	483,141	460,840	1,553,356
Personnel related	1,015,489	1,374,398	3,149,988	3,780,275
Stock-based compensation	41,248	226,580	172,149	690,355
Consulting	227,247	170,681	629,027	446,735
Other research and non-clinical development	45,971	424,213	207,236	694,821
	$2,148,424	$5,968,181	$6,438,941	$13,955,119

The following table summarizes our research and development expenses by targeted indication for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Blood cancers (MDS)	$847,008	$3,516,214	$2,269,936	$8,071,375
Solid tumors (CRC and ovarian)	573,626	456,541	2,935,679	1,684,016
Infectious diseases (HBV)	—	221,344	—	291,875
Shape (CTCL)	—	502,076	—	719,869
Other pre-clinical and non-ind specific	727,790	1,272,006	1,233,326	3,187,984
	$2,148,424	$5,968,181	$6,438,941	$13,955,119

We will need to secure additional funding in the future in order to carry out all of our planned research and development activities with respect to our product candidates.  We will incur substantial costs beyond our present and planned clinical trials in order to file NDAs in target indications for both birinapant and SHAPE, and in each case, the nature, design, size and cost of further studies and trials will depend in large part on the outcome of preceding studies and trials and discussions with regulators.

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

Change in fair value of contingent consideration

The acquisition of Shape includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  The change in fair value of the contingent consideration of $0.9 million and $1.9 million recorded for the three and nine months ended September 30, 2014, respectively, was due to accretion related to the passage of time.

Change in fair value of derivative liabilities

Certain of our warrants to purchase our common stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of these derivative liabilities of $(0.1) million and $(0.5) million for the three and nine months ended September 30, 2014, respectively, is due primarily to the decrease in the value of our common stock from December 2013 to September 2014.  The change in the fair value of these derivative liabilities of $1.4 million and $1.3 million for the three and nine months ended September 30, 2013, respectively, is due primarily to the increase in the value of our common stock during the period.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $(1.7) million and $(1.2) million for the three and nine months ended September 30, 2014, respectively, is due primarily to the change in the value of our common stock from the date of issuance of our 8% Notes to September 30, 2014.

Interest and Other Income

Interest and other income consist principally of interest income earned on cash, cash equivalents and investments.

Interest Expense

Interest expense is mostly attributable to coupon interest on our convertible notes and to non-cash interest expense resulting from the accretion of the debt discount and beneficial conversion feature associated with our convertible notes.  Interest expense recognized for the three and nine months ended September 30, 2013 represented interest expense and the accretion of debt discount in connection with our convertible notes issued in November 2012 and April 2013, plus interest expense on our collaboration loan received in May 2013.  All of our then outstanding convertible notes and the collaboration loan were converted into our common stock in December 2013.  Interest expense recognized for the three and nine months ended September 30, 2014 is related to our 8% Notes issued in June 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the nine months ended September 30, 2014 increased to $21.1 million as compared to $10.1 million used in the nine months ended September 30, 2013. This increase was driven primarily by increased costs for both research and development and administration.

Investing Activities.  Cash used in investing activities was $0.1 million and $61.3 million for the nine months ended September 30, 2013 and 2014, respectively.  Cash used in investing activities for the nine months ended September 30, 2014 is attributable primarily to the purchase of Shape Pharmaceuticals in April 2014 and to the purchase of short-term investments in corporate bonds and commercial paper during 2014.

Financing Activities.  Cash provided by financing activities was $8.1 million and $44.3 million for the nine months ended September 30, 2013 and 2014, respectively.  Cash provided by financing activities is attributable to proceeds from the issuance of our 8% Notes in 2014 and from the issuance of convertible notes and the receipt of a collaboration loan in 2013.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $6.0 million, $9.3 million, $13.3 million, and $24.0 million for the three months ended September 30, 2013 and 2014, and the nine months ended September 30, 2013 and 2014, respectively. Our operating activities used $10.1 million and $21.1 million of cash flows during the nine months ended September 30, 2013 and 2014, respectively. At September 30, 2014, we had an accumulated deficit of $113.9 million, working capital of $60.6 million and cash, cash equivalents and investments of $65.1 million. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our common stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued our 8% Notes for proceeds of $44.1 million, net of underwriting fees and other expenses, as further described below.

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of our 8% Notes, all of which remain outstanding as of September 30, 2014. Interest on our 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.  Our 8% Notes are general unsecured and unsubordinated obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes, rank equal in right of payment to our existing and future indebtedness and other liabilities that are not so subordinated, are effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by our subsidiaries, including trade payables. We may not redeem our 8% Notes prior to maturity. Our 8% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 148.3019 shares per $1,000 principal amount of our 8% Notes (equivalent to an initial conversion price of approximately $6.74 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.  If we receive stockholder approval, we may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.  See Note 7 of Notes to Consolidated Financial Statements for additional information.  The indenture for our 8% Notes contains certain covenants which limit our and our subsidiaries’ ability to incur certain additional indebtedness except for certain permitted debt, and to incur liens except for certain permitted liens.  We will also be restricted from taking certain actions that could result in an adjustment to the conversion rate of our 8% Notes until we receive stockholder approval.  We are in compliance with all the covenants set forth in the indenture governing our 8% Notes.

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

We believe that our existing cash, cash equivalents and investments as of September 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2015. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to birinapant and SHAPE. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Company Website

From time to time we will post updated versions of our corporate presentation slides on our website.  Such updates may include information regarding our pipeline, including adjustments of expected timing of certain events, and other information about the progress of our business.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of the Form 10-K and Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2014 filed on August 5, 2014, or the Second Quarter 2014 Form 10-Q. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” of the Form 10-K and the Second Quarter 2014 Form 10-Q. The risks described in the Form 10-K and the Second Quarter 2014 Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191811) that was declared effective by the Securities and Exchange Commission on December 11, 2013, which registered an aggregate of 8,222,115 shares of our common stock. On December 17, 2013, 7,150,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $50.0 million, managed by Oppenheimer & Co., Guggenheim Securities, LLC, and Needham & Co., LLC. On December 31, 2013, in connection with the exercise by the underwriters of our initial public offering of a portion of the over-allotment option granted to them in connection with the initial public offering, 1,072,115 additional shares of common stock were sold on our behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $7.5 million.   From the effective date of our Registration Statement on Form S-1 (File No. 333-191811) through September 30, 2014, we used approximately $35.1 million of the net offering proceeds for the acquisition of Shape Pharmaceuticals and for capital expenditures and general working capital purposes.

As of September 30, 2014, we had invested the remaining proceeds into money market funds, corporate bonds and commercial paper.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

Date: November 5, 2014	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2014	By:	/s/ PETE A. MEYERS
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
101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i)  Consolidated Balance Sheets as of December 31, 2013 and September 30, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2014, (iii)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2014, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.