Form 10-Q
period 2015-03-31
TETRALOGIC PHARMACEUTICALS CORP
filed 2015-05-14
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of May 8, 2015 was 23,331,288.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “projects,” “intends,” “potential,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ability to develop and commercialize our product candidates, birinapant and suberohydroxamic acid 4-methoxycarbonyl phenyl ester, or SHAPE; status, timing and results of pre-clinical studies and clinical trials; the potential benefits of our product candidates; the timing of seeking regulatory approval of our product candidates; our ability to obtain and maintain regulatory approval for our product candidates; our estimates of expenses and future revenues and profitability; our estimates regarding our capital requirements and our needs for additional financing; difficulties with increasing the size and complexity of our organization to assist with the expansion of our operations; our plans to develop and market our product candidates and the timing of our development programs; our estimates of the size of the potential markets for our product candidates; our selection and licensing of our product candidates; our ability to attract collaborators with acceptable development, regulatory and commercial expertise; the benefits to be derived from corporate collaborations, license agreements, and other collaborative or acquisition efforts, including those relating to the development and commercialization of our product candidates; sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements, and other collaborative efforts for the development and commercialization of products; our ability to create an effective sales and marketing infrastructure if we elect to market and sell our product candidates directly; the rate and degree of market acceptance of our product candidates; the timing and amount or reimbursement for our product candidates; the success of other competing therapies that may become available; the manufacturing capacity for our product candidates; our ability to manage the growth and size of our organization as a result of our acquisition of Shape Pharmaceuticals, Inc., or Shape Pharmaceuticals; our intellectual property position; our ability to maintain and protect our intellectual property rights; our results of operations; financial condition, liquidity, prospects, and growth and strategies; the industry in which we operate; the trends that may affect the industry or us; the market price of our stock; our potential obligation to repurchase certain shares of common stock; our ability to pay existing indebtedness; the effect of our indebtedness on our business and liquidity; the decrease in the market price of our common stock from the issuance of additional shares of or instruments convertible into common stock; the effect on our financial results from the conversion of our convertible notes; the dilution of existing stockholders from the conversion of our convertible notes: and our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income.

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

You should also read carefully the factors described in the “Risk Factors” section of this report and of our annual report on Form 10-K for the year ended December 31, 2014, or the Annual Report, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2014	2015
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$13,073,137	$16,970,558
Short-term investments	40,624,349	28,691,026
Deferred financing costs, short-term	375,808	346,458
Prepaid expenses and other current assets	1,784,069	2,096,308
Total current assets	55,857,363	48,104,350
Property and equipment, net	528,476	518,815
Intangible assets	41,575,516	41,575,516
Goodwill	16,902,466	16,902,466
Deferred financing costs, long-term	1,299,674	1,125,989
Other assets	2,127,551	2,127,551
Total assets	$118,291,046	$110,354,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,138,470	$1,456,173
Accrued expenses	3,727,784	5,229,686
Derivative liabilities	256,027	223,404
Total current liabilities	5,122,281	6,909,263
Convertible notes payable, net of discount	28,979,342	27,555,296
Derivative liabilities	2,400,000	1,977,000
Deferred taxes	16,879,659	16,879,659
Contingent consideration and other liabilities	31,507,588	32,553,821
Total liabilities	84,888,870	85,875,039

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,334,901 and 23,331,230 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively	2,234	2,333
Additional paid‑in capital	159,308,307	163,037,867
Cumulative translation adjustment	(69,031)	(47,515)
Cumulative unrealized gain (loss) on investments	(8,117)	1,162
Accumulated deficit	(125,831,217)	(138,514,199)
Total stockholders’ equity	33,402,176	24,479,648
Total liabilities and stockholders’ equity	$118,291,046	$110,354,687

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2014	2015

Revenue	$—	$—

Expenses:
General and administrative	2,508,285	3,135,849
Research and development	3,122,749	6,446,193
Change in fair value of contingent consideration	—	1,048,000
Total expenses	5,631,034	10,630,042

Loss from operations	(5,631,034)	(10,630,042)

Change in fair value of derivative liabilities	285,021	289,666
Debt exchange expense	—	(818,541)
Interest and other income	11,946	39,194
Interest expense	—	(1,563,259)
Net loss	$(5,334,067)	$(12,682,982)

Per share information:
Net loss per common share:
Basic	$(0.24)	$(0.56)
Diluted	$(0.25)	$(0.56)

Weighted average shares outstanding:
Basic	22,249,474	22,814,142
Diluted	22,321,473	22,858,014

Net loss	$(5,334,067)	$(12,682,982)
Foreign currency losses	—	21,516
Unrealized gains/(losses) on available-for-sale securities	(316)	9,279
Comprehensive loss	$(5,334,383)	$(12,652,187)

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities
Net loss	$(5,334,067)	$(12,682,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,870	44,149
Stock-based compensation expense	813,678	1,620,831
Change in fair value of derivative liabilities	(285,021)	(289,666)
Change in fair value of contingent consideration	—	1,048,000
Non-cash interest expense	—	699,814
Debt exchange expense	—	818,541
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,100,510)	(312,239)
Accounts payable, accrued expenses and other liabilities	(144,341)	1,817,838
Net cash used in operating activities	(6,033,391)	(7,235,714)

Cash flows from investing activities
Purchase of property and equipment	(359,016)	(34,488)
Purchase of short-term investments	(27,318,092)	(8,918,946)
Purchase of long-term investments	(804,044)	—
Sales and maturities of short-term investments	—	20,861,548
Net cash provided by (used in) investing activities	(28,481,152)	11,908,114

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	95,745	28,506
Retirement of convertible notes payable	—	(825,001)
Net cash provided by (used in) financing activities	95,745	(796,495)
Effect of exchange rate changes on cash and cash equivalents	—	21,516
Net increase (decrease) in cash and cash equivalents	(34,418,798)	3,897,421
Cash and cash equivalents—beginning of period	55,135,508	13,073,137
Cash and cash equivalents—end of period	$20,716,710	$16,970,558

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of convertible notes to common stock	$—	$2,080,292
Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1. Organization and Description of the Business

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule therapeutics in oncology and infectious diseases. We have two clinical-stage product candidates in development: birinapant and suberohydroxamic acid 4-methoxycarbonyl phenyl ester (SHAPE).  We were originally incorporated in July 2001 as Apop Corp., a New Jersey corporation. Pursuant to a merger effective as of October 2003 with and into our wholly owned subsidiary, we became a Delaware corporation and commenced operations in 2003. Our name was changed to Apop Corporation in March 2004, to Gentara Corporation in June 2004 and to TetraLogic Pharmaceuticals Corporation in January 2006. Our operations to date have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates and recruiting personnel.

Liquidity

At March 31, 2015, we had working capital of $41.2 million and cash, cash equivalents and investments of $45.7 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

We believe that our existing cash and cash equivalents will enable us to fund our currently expected operating expenses and capital expenditure requirements through the first quarter of 2016.   However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities. We plan to finance our future operations with a combination of proceeds from the issuance of equity securities, the issuance of additional debt, potential collaborations and revenues from potential future product sales, if any.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of March 31, 2015, consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2015, and consolidated statements of cash flows for the three months ended March 31, 2014 and 2015 are unaudited. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position as of March 31, 2015 and the results of our operations, our comprehensive loss and our cash flows for the three months ended March 31, 2014 and 2015. The financial data and other information disclosed in these notes as of March 31, 2014 and 2015 and for the three months ended March 31, 2014 and 2015 are unaudited. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

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

Significant Accounting Policies

Our significant accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2014 filed on February 26, 2015, or the Form 10-K. Since the date of those financial statements, there have been no changes to our significant accounting policies.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets
Money market funds (cash equivalents)	$13,073,137	$—	$—	$13,073,137
Short-term investments	—	40,624,349	—	40,624,349
Total assets	$13,073,137	$40,624,349	$—	$53,697,486
Liabilities
Interest make-whole derivative	—	—	$2,400,000	$2,400,000
Shape contingent consideration	—	—	31,491,686	31,491,686
Common stock warrant liability	—	—	256,027	256,027
Total liabilities	$—	$—	$34,147,713	$34,147,713
March 31, 2015
Assets
Money market funds (cash equivalents)	$16,970,558	$—	$—	$16,970,558
Short-term investments	—	28,691,026	—	28,691,026
Total assets	$16,970,558	$28,691,026	$—	$45,661,584
Liabilities
Interest make-whole derivative	—	—	$1,977,000	$1,977,000
Shape contingent consideration	—	—	32,539,686	32,539,686
Common stock warrant liability	—	—	223,404	223,404
Total liabilities	$—	$—	$34,740,090	$34,740,090

We had outstanding warrants to purchase our series B convertible preferred stock, or the 2006 Warrants, that converted into warrants to purchase our common stock at the time of our initial public offering in December 2013. The 2006

Warrants were redeemable for cash upon an event that was not within our control.  In accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the 2006 Warrants are recorded as a derivative liability on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of the warrant liability is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (90%), the fair value of our common stock, and the remaining contractual term of the warrant (1.0 year). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of each 2009/2010 Warrant is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (90%), the fair value of the common stock, and the contractual term of the warrant (4.7 to 5.0 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

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

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million are outstanding at March 31, 2015.  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2014 and 2015:

	December 31,				Change in	March 31,
	2013	Additions	Deductions	Conversions	Fair Value	2014
Common stock warrant liability	$793,744	—	—	—	$(285,021)	$508,723
	$793,744	$—	$—	$—	$(285,021)	$508,723

	December 31,				Change in	March 31,
	2014	Additions	Deductions	Conversions	Fair Value	2015
Interest make-whole derivative	$2,400,000	—	—	$(165,957)	$(257,043)	$1,977,000
Shape contingent consideration	31,491,686	—	—	—	1,048,000	32,539,686
Common stock warrant liability	256,027	—	—	—	(32,623)	223,404
Total liabilities	$34,147,713	$—	$—	$(165,957)	$758,334	$34,740,090

As of March 31, 2015, the fair value and carrying value of our convertible debt was as follows:

	Fair Value	Carrying Value	Face Value

8.00% convertible senior notes due June 15, 2019	$38,538,000	$27,555,296	$43,750,000

The fair value shown above represents the fair value of the total debt instrument, inclusive of both the liability and equity components, while the carrying value represents the carrying value of the liability.    This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the total debt instrument was based on several factors including the terms of the instrument, our common stock price at the valuation date, the expected stock price volatility, the remaining term of the convertible notes, and the risk-free interest rate.

4. Investments

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statements of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three months ended March 31, 2014 and 2015. The Company recorded $(316) and $9,279 of unrealized gains/(losses) during the three months ended March 31, 2014 and 2015, respectively. Realized gains and losses are included in interest income in the statements of operations. There were no realized gains or losses recognized during the three months ended March 31, 2014 and 2015. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at December 31, 2014 and March 31, 2015 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$13,073,137	—	—	$13,073,137
Total cash and cash equivalents	$13,073,137	$—	$—	$13,073,137
Short-term investments:
Corporate bonds	$37,136,494	—	$(11,908)	$37,124,586
Commercial paper	3,495,972	3,791	—	3,499,763
Total short-term investments	$40,632,466	$3,791	$(11,908)	$40,624,349
Total cash, cash equivalents, and investments	$53,705,603	$3,791	$(11,908)	$53,697,486

March 31, 2015
Cash and cash equivalents:
Cash and money market accounts	$13,970,824	—	—	$13,970,824
Commercial paper	2,999,734	—	—	2,999,734
Total cash and cash equivalents	$16,970,558	$—	$—	$16,970,558
Short-term investments:
Corporate bonds	$25,193,372	—	$(1,944)	$25,191,428
Commercial paper	3,496,492	3,106	—	3,499,598
Total short-term investments	$28,689,864	$3,106	$(1,944)	$28,691,026
Total cash, cash equivalents, and investments	$45,660,422	$3,106	$(1,944)	$45,661,584

5.  Notes Payable

8% Convertible Senior Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million remain outstanding as of March 31, 2015. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

The 8% Notes are general unsecured and unsubordinated obligations and will rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes, rank equal in right of payment to our existing and future indebtedness and other liabilities that are not so subordinated, are effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by our subsidiaries, including trade payables. We may not redeem the 8% Notes at our option prior to maturity based on the terms of the indenture. The 8% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 148.3019 shares per $1,000 principal amount of the 8% Notes (equivalent to an initial conversion price of approximately $6.74 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.   If we receive stockholder approval, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.

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

Holders also may surrender their 8% Notes for conversion at any time on or after February 15, 2019 and on or prior to the close of business on the business day immediately prior to the stated maturity date regardless if any of the foregoing conditions have been satisfied.  As of December 31, 2014 and March 31, 2015, the 8% Notes were not convertible.

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

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The liability component includes both the value of the embedded interest make-whole derivative and the carrying value of the 8% Notes.  The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 8% Notes.  The carrying value of our 8% Notes is net of debt discount of $16,194,704 and $18,020,658 at March 31, 2015 and December 31, 2014, respectively.

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

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.  As of December 31, 2014 and March 31, 2015, the 8% Notes were classified as long-term liabilities.

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

In March 2015, we agreed to exchange $3.25 million aggregate principal amount of our 8% Notes in separately negotiated transactions for cash payments totaling $0.8 million and the issuance of 0.5 million shares of our common stock.  We recognized $0.8 million of debt exchange expense for the three months ended March 31, 2015 in connection with these exchanges, which represents the additional consideration (cash and shares) that was provided to these noteholders pursuant to their exchange agreements.

The following table summarizes how the 8% Notes are reflected in our balance sheet at March 31, 2015:

March 31, 2015
Face value of outstanding notes	$43,750,000
Conversion option reported in equity	(15,002,020)
Interest make-whole derivative	(2,889,043)
Amortization of debt discount	1,696,359
Carrying value	$27,555,296

The following table sets forth our interest expense incurred for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015

8% Convertible Senior Notes due 2019 - coupon	$—	$863,445
8% Convertible Senior Notes due 2019 - amortization of debt discount	—	608,306
Amortization of deferred financing costs	—	91,508
	$—	$1,563,259

6. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, of which 22,334,901 and 23,331,230 were issued and outstanding at December 31, 2014 and March 31, 2015, respectively.

At the Market Offering

On March 13, 2015, we entered into a Sales Agreement with Guggenheim Securities, LLC, or Guggenheim, to offer shares of our common stock from time to time through Guggenheim, as our sales agent for the offer and sale of the shares.  We may offer and sell shares for an aggregate offering price of up to $25 million.  We did not make any sales under the Sales Agreement during the three months ended March 31, 2015.

Stock-based compensation expense

Stock-based payments to employees, including grants of employee stock options, are recognized in the statements of operations and comprehensive loss based on fair value. Stock-based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument.

In January 2015, we granted stock options for 600,000 shares of our common stock to certain of our executive officers that include both a service condition and a market condition.  The awards vest monthly at a rate of 2% per month (service condition) and the vesting is subject to acceleration if, at any time during the vesting period, the closing price of our common stock on NASDAQ is equal to or greater than $20.00 per share for 5 consecutive trading days (market condition).  Should this market condition occur, all remaining unvested options shall vest immediately at that time.  We calculated the fair value and derived service period of these options using a Monte Carlo simulation model and will recognize compensation expense over the derived service period of 1.88 years using the accelerated attribution method.  The fair value of all other stock options is calculated using the Black-Scholes valuation model, and is recognized over the vesting period.

Stock-based compensation expense recognized by award type is as follows:

	Three Months Ended
	March 31,
	2014	2015
Options awards	$784,811	$1,327,207
Restricted stock awards	28,867	293,624
Total stock-based compensation expense	$813,678	$1,620,831

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2014	2015
Research and development	$238,471	$469,678
General and administrative	575,207	1,151,153
Total stock-based compensation expense	$813,678	$1,620,831

A summary of activity for all options for the three months ended March 31, 2015 is presented below:

				Fair Value
		Weighted Average	Weighted Average	of	Aggregate
		Exercise Price	Contractual	Options	Intrinsic
	Shares	Per Share	Life (In Years)	Granted	Value
Outstanding—December 31, 2014	3,277,308	$5.53	8.5		$13,575,815
Granted	775,900	5.18		$3,066,622
Exercised	(22,020)	1.29
Forfeited	(7,286)	5.24
Outstanding—March 31, 2015	4,023,902	$5.49	8.6		$—
Vested and expected to vest—March 31, 2015	3,968,251	$5.49	8.6		$—
Exercisable at March 31, 2015	1,885,991	$5.25	8.0		$—

The per-share weighted-average fair value of the options granted to employees and non-employees during the three months ended March 31, 2015 was estimated at the date of grant using the Monte Carlo simulation model for stock options with both market conditions and service conditions for vesting, and using the Black-Scholes option-pricing model for all other options, with the following weighted-average assumptions:

	Monte Carlo		Black Scholes
Expected stock price volatility	80%		91%
Expected term of options	8	years	5.3	years
Risk‑free interest rate	1.73%		1.25%
Expected annual dividend yield	—%		—%
Weighted average grant date fair value	$4.07		$3.55

In January 2015, we granted 450,000 shares of restricted stock to certain of our executive officers that include both a service and market condition.  The awards cliff vest in their entirety 3 years from the date of grant (service condition),  and the vesting is subject to acceleration if, at any time during the vesting period, the closing price of our common stock on NASDAQ is equal to or greater than $20.00 per share for 5 consecutive trading days (market condition).  We calculated the derived service period for these restricted shares using a Monte Carlo simulation model and will recognize compensation expense over the derived service period of 1.5 years.

A summary of our restricted stock activity for the three month ended March 31, 2015 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested Balance—December 31, 2014	11,765
Granted	450,000	$5.25
Vested	(11,765)
Forfeited	—
Unvested Balance—March 31, 2015	450,000

As of March 31, 2015, there was $9,070,601 of total unrecognized compensation expense related to unvested stock options, and $2,086,875 of total unrecognized compensation expense related to unvested shares of restricted stock.

Warrants

We presently have the following warrants outstanding to purchase shares of our common stock:

		Number of
		Shares	Exercise
Warrant Series	Underlying Equity Security	Issuable	Price	Expiration Date
2007 Warrant	common stock	1,961	$7.65	May 2017
2006 Warrants	common stock	21,786	$7.65	March 2016-May 2016
2009/2010 Warrants	common stock	52,815	$0.85	November 2019-March 2020

Our 2006 Warrants and 2009/2010 Warrants are classified as derivative liabilities on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. See Note 3 with respect to fair value.

7. Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three months ended March 31, 2014 and 2015, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.

The following table sets forth the computation of diluted net loss per share for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Numerator:
Net loss	$(5,334,067)	$(12,682,982)
Less: income from change in fair value of warrant liability	(285,021)	(32,623)
Numerator for diluted net loss per common share	$(5,619,088)	$(12,715,605)
Denominator:
Basic weighted average common shares outstanding	22,249,474	22,814,142
Dilutive common shares from assumed warrant exercises	71,999	43,872
Diluted weighted average shares of common stock outstanding	22,321,473	22,858,014
Diluted net loss per share of common stock	$(0.25)	$(0.56)

The following potentially dilutive securities outstanding at March 31, 2014 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31,
	2014	2015
Warrants	2,696	23,747
Stock options	3,166,976	3,650,605
Unvested restricted stock	48,408	450,000
Common shares issuable upon conversion of the 8% Notes	—	7,137,031
	3,218,080	11,261,383

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

In May 2015, we temporarily halted enrollment in the birinapant chronic HBV multiple ascending dose trial, currently being conducted in Australia, due to cranial nerve palsies observed in the first cohort.  We are currently evaluating the data from the subjects who have been dosed in this trial to determine next steps.

We are currently conducting the following two clinical programs with birinapant:

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

In April 2015, we entered into a clinical study collaboration agreement with Merck & Co. (“Merck”) to perform a Phase 1 dose-escalation study to evaluate the safety and efficacy of birinapant in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with relapsed or refractory solid tumors.  We will sponsor and fund the clinical trial and Merck will supply KEYTRUDA®.  Results from the clinical trial will be used to determine the path for further clinical development of the combination.  The study is expected to begin in late 2015.

SHAPE, our second clinical-stage product candidate, is a histone deacetylase, or HDAC, inhibitor that we are developing for topical use for the treatment of early-stage cutaneous T-cell lymphoma, or CTCL.  CTCL is a form of non-Hodgkin T-cell lymphoma which primarily manifests in the skin.  The majority of CTCL cases are indolent; however, there are rare cases of CTCL that are aggressive and life-threatening.  HDAC is a validated cancer target, and HDAC inhibitors, or HDACi, are a proven class of anti-cancer drugs for CTCL.  SHAPE is a novel therapeutic, designed to maximize HDAC inhibition locally in the skin with limited systemic exposure, and it has characteristics that could allow its topical use over large body surface areas with minimal systemic absorption.  By potentially avoiding toxicities typical of systemically-administered HDACi’s, SHAPE may provide a more favorable safety profile than current HDACi’s delivered orally or intravenously.  SHAPE has been evaluated in a randomized, placebo-controlled dose escalation Phase 1 clinical trial in early-stage CTCL.  SHAPE was well-tolerated, and it demonstrated evidence of clinical activity with PRs observed in certain subjects after 28 days of application.  We commenced a randomized Phase 2 clinical trial of SHAPE in subjects with early-stage CTCL in December 2014, which will assess clinical activity after six months of application.  Data for this clinical trial is expected in 2015.

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

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our accumulated deficit through March 31, 2015 was $138.3 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $3.1 million and $6.4 million during the three months ended March 31, 2014 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our common stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued convertible notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  As of December 31, 2014 and March 31, 2015, we had $53.7 million and $45.7 million in cash, cash equivalents and investments, respectively.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of birinapant and SHAPE. Our short- and long-term capital requirements depend upon a variety of factors, including our clinical development plan and various other factors discussed below. We believe that our existing cash, cash equivalents and investments as of March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to our product candidates.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three months ended March 31, 2014 and 2015, and our financial condition as of December 31, 2014 and March 31, 2015.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant judgments and estimates are disclosed in our annual report on Form 10-K for the year ended December 31, 2014. Since the date of those financial statements, there have been no changes to our critical accounting policies and significant judgments and estimates.

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

For the three months ended March 31, 2014 and 2015, our general and administrative expenses totaled $2.5 million and $3.1 million, respectively. The increase in general and administrative expenses for the three months ended March 31, 2015 is due primarily to the increase in stock compensation expense of $0.6 million and the increase in headcount and personnel related costs of $0.2 million, offset by a decrease in legal expenses of $0.2 million.

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

During the three months ended March 31, 2014 and 2015, we incurred $3.1 million and $6.4 million, respectively, in research and development expenses. Research and development expenses increased during the three months ended March 31, 2015, compared to the comparable prior period, primarily due to increased expenses relating to our MDS, HBV and SHAPE clinical trials, increased headcount and personnel related costs, increased stock based compensation costs, increased consulting costs, and increased spending in external research and non-clinical development.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
	2014	2015
Clinical development	$758,347	$2,731,056
Manufacturing and formulation	612,189	753,346
Personnel related	1,134,096	1,770,662
Stock-based compensation	238,470	469,678
Consulting	113,539	225,027
Other research and non-clinical development	266,108	496,424
	$3,122,749	$6,446,193

The following table summarizes our research and development expenses by targeted indication for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
	2014	2015
Blood cancers (MDS)	$1,210,382	$3,367,034
Solid tumors (CRC and ovarian)	662,984	663,196
Infectious diseases (HBV)	—	394,944
Shape (CTCL)	—	1,217,155
Other pre-clinical and non-indication specific	1,249,383	803,864
	$3,122,749	$6,446,193

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

Change in fair value of contingent consideration

The acquisition of Shape includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  The change in fair value of the contingent consideration of $1.0 million recorded for the three months ended March 31, 2015 was due to accretion of the liability due to the passage of time.

Change in fair value of derivative liabilities

Certain of our warrants to purchase our common stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of these derivative liabilities of $0.1 million for the three months ended March 31, 2015 and $0.3 million for the three months ended March 31, 2014 is due primarily to the decrease in the value of our common stock during those periods.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $0.3 million for the three months ended March 31, 2015 is due primarily to the change in the value of our common stock from December 2014 to March 2015.

Interest and Other Income

Interest and other income consist principally of interest income earned on cash, cash equivalents and investments.

Interest Expense

Interest expense of $1.6 million recognized for the three months ended March 31, 2015 is attributable to coupon interest, to non-cash interest expense resulting from the accretion of debt discount, and to the amortization of deferred financing costs related to our 8% Notes issued in June 2014.  There was no interest expense recognized for the three months ended March 31, 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the three months ended March 31, 2015 increased to $7.2 million as compared to $6.0 million used in the three months ended March 31, 2014. This increase was driven primarily by increased costs for both research and development and administration, offset by the increase in accrued expenses during the first quarter of 2015 as compared to the first quarter of 2014.

Investing Activities.  Cash provided by investing activities was $11.9 million for the three months ended March 31, 2015 as compared to cash used in investing activities of $28.5 million for the three months ended March 31, 2014.  Cash provided by investing activities for the three months ended March 31, 2015 is attributable primarily to the excess of maturities over purchases of short-term investments during the period.  Cash used in investing activities for the three months ended March 31, 2014 is due primarily to the purchase of short-term and long-term investments during the period.

Financing Activities.  Cash used in financing activities was $0.8 million for the three months ended March 31, 2015 as compared to cash provided by financing activities of $0.1 million for the three months ended March 31, 2014.  Cash used in financing activities for the three months ended March 31, 2015 is attributable to payments made to retire convertible notes during the period.  Cash provided by financing activities for the three months ended March 31, 2014 is attributable to proceeds from the exercise of stock options during the period.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $5.3 million and $12.7 million for the three months ended March 31, 2014 and 2015, respectively. Our operating activities used $6.0 million and $7.2 million of cash flows during the three months ended March 31, 2014 and 2015, respectively. At March 31, 2015, we had an accumulated deficit of $138.5 million, working capital of $41.2 million and cash, cash equivalents and investments of $45.7 million. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our common stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued our 8% Notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  As of December 31, 2014 and March 31, 2015, we had $53.7 million and $45.7 million in cash, cash equivalents and investments, respectively.

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

We believe that our existing cash and cash equivalents will enable us to fund our currently expected operating expenses and capital expenditure requirements through the first quarter of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to birinapant and SHAPE. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, and financial condition. Our future capital requirements will depend on many factors, including:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this Form 10-Q, including our financial statements and the related notes appearing in this Form 10-Q.  In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” of the Form 10-K.  The risks described in this Form 10-Q or the Form 10-K are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.  We cannot assure you that any of the events discussed in the risk factors in this Form 10-Q or the Form 10-K will not occur.  These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and if so our future prospects would likely be materially and adversely affected.  If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.  You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the risk factors in this Form 10-Q or the Form 10-K to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Business and Industry

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically, three years).  We believe we have experienced an ownership change in the past, and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset any future U.S. federal taxable income may be subject to significant limitations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 3, 2015, we issued 524,304 shares of common stock to Geode Capital Master Fund Ltd. and Whitebox Advisors, LLC, plus cash of $825,001, in exchange for $3,250,000 aggregate principal amount of our 8% Convertible Notes due 2019.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191811) that was declared effective by the Securities and Exchange Commission on December 11, 2013, which registered an aggregate of 8,222,115 shares of our common stock.  On December 17, 2013, 7,150,000 shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, for aggregate gross proceeds of $50.0 million, managed by Oppenheimer & Co., Guggenheim Securities, LLC, and Needham & Co., LLC.  On December 31, 2013, in connection with the exercise by the underwriters of our initial public offering of a portion of the over-allotment option granted to them in connection with the initial public offering, 1,072,115 additional shares of common stock were sold on our behalf at the initial public offering price of $7.00 per share, for aggregate gross proceeds of approximately $7.5 million.  From the effective date of our Registration Statement on Form S-1 (File No. 333-191811) through March 31, 2015, we used approximately $49.1 million of the net offering proceeds for the acquisition of Shape Pharmaceuticals and for capital expenditures and general working capital purposes.  All of the aggregate gross proceeds from our initial public offering of common stock have been applied.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

Date: May 14, 2015	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ PETE A. MEYERS
Pete A. Meyers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Exchange Agreement, dated March 3, 2015, by and between Geode Capital Master Fund Ltd., solely on behalf of CBARB Segregated Account, and TetraLogic Pharmaceuticals Corporation.
10.2	Exchange Agreement, dated March 3, 2015, by and between Whitebox Advisors, LLC and TetraLogic Pharmaceuticals Corporation.
10.3	Amendment to Executive Employment Agreement, dated March 18, 2015, by and between Richard Sherman and TetraLogic Pharmaceuticals Corporation.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i)  Consolidated Balance Sheets as of December 31, 2014 and March 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three  months ended March 31, 2014 and 2015, (iii)  Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2015, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.