Form 10-Q
period 2015-06-30
TETRALOGIC PHARMACEUTICALS CORP
filed 2015-08-05
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of July 31, 2015 was 23,333,471.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2015
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$13,073,137	$12,438,166
Short-term investments	40,624,349	22,347,224
Deferred financing costs, short-term	375,808	346,458
Prepaid expenses and other current assets	1,784,069	2,091,442
Total current assets	55,857,363	37,223,290
Property and equipment, net	528,476	487,496
Intangible assets	41,575,516	41,575,516
Goodwill	16,902,466	16,902,466
Deferred financing costs, long-term	1,299,674	1,039,374
Other assets	2,127,551	1,814,102
Total assets	$118,291,046	$99,042,244

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,138,470	$1,794,531
Accrued expenses	3,727,784	3,811,905
Derivative liabilities	256,027	97,847
Total current liabilities	5,122,281	5,704,283
Convertible notes payable, net of discount	28,979,342	28,166,751
Derivative liabilities	2,400,000	750,000
Deferred taxes	16,879,659	16,879,659
Contingent consideration and other liabilities	31,507,588	33,633,054
Total liabilities	84,888,870	85,133,747

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,334,901 and 23,332,825 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	2,234	2,333
Additional paid‑in capital	159,308,307	164,331,927
Cumulative translation adjustment	(69,031)	(36,249)
Cumulative unrealized gain (loss) on investments	(8,117)	(2,268)
Accumulated deficit	(125,831,217)	(150,387,246)
Total stockholders’ equity	33,402,176	13,908,497
Total liabilities and stockholders’ equity	$118,291,046	$99,042,244

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	3,004,912	2,883,682	5,513,197	6,019,531
Research and development	4,864,189	7,709,798	7,986,938	14,155,991
Change in fair value of contingent consideration	918,000	1,081,000	918,000	2,129,000
Total expenses	8,787,101	11,674,480	14,418,135	22,304,522

Loss from operations	(8,787,101)	(11,674,480)	(14,418,135)	(22,304,522)

Change in fair value of derivative liabilities	(447,141)	1,352,557	(162,120)	1,642,223
Debt exchange expense	—	—	—	(818,541)
Interest and other income	19,250	21,946	31,196	61,140
Interest expense	(139,446)	(1,573,070)	(139,446)	(3,136,329)
Net loss	$(9,354,438)	$(11,873,047)	$(14,688,505)	$(24,556,029)

Per share information:
Net loss per common share:
Basic	$(0.42)	$(0.51)	$(0.66)	$(1.06)
Diluted	$(0.42)	$(0.51)	$(0.67)	$(1.07)

Weighted average shares outstanding:
Basic	22,286,581	23,332,096	22,266,556	23,074,550
Diluted	22,350,657	23,370,335	22,333,382	23,116,253

Net loss	$(9,354,438)	$(11,873,047)	$(14,688,505)	$(24,556,029)
Foreign currency gains/(losses)	2,622	11,266	2,622	32,782
Unrealized gains/(losses) on available-for-sale securities	(1,688)	(3,430)	(2,004)	5,849
Comprehensive loss	$(9,353,504)	$(11,865,211)	$(14,687,887)	$(24,517,398)

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities
Net loss	$(14,688,505)	$(24,556,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,347	91,454
Stock‑based compensation expense	1,642,132	2,913,844
Change in fair value of derivative liabilities	162,120	(1,642,223)
Change in fair value of contingent consideration	918,000	2,129,000
Non‑cash interest expense	57,035	1,397,884
Debt exchange expense	—	818,541
Unrealized foreign currency loss	—	75,744
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,775,038)	6,076
Accounts payable, accrued expenses and other liabilities	1,421,804	746,922
Net cash used in operating activities	(13,213,105)	(18,018,787)

Cash flows from investing activities
Purchase of property and equipment	(376,165)	(50,474)
Restricted cash	20,000	—
Acquisition of Shape Pharmaceuticals, net of cash acquired	(12,847,803)	—
Purchase of short‑term investments	(38,207,879)	(9,420,731)
Purchase of long‑term investments	(3,034,304)	—
Sales and maturities of short‑term investments	8,447,731	27,703,705
Net cash provided by (used in) investing activities	(45,998,420)	18,232,500

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	168,667	29,553
Proceeds from convertible notes payable, net	44,146,830	—
Retirement of convertible notes payable	—	(825,001)
Net cash provided by (used in) financing activities	44,315,497	(795,448)
Effect of exchange rate changes on cash and cash equivalents	2,622	(53,236)
Net decrease in cash and cash equivalents	(14,893,406)	(634,971)
Cash and cash equivalents—beginning of period	55,135,508	13,073,137
Cash and cash equivalents—end of period	$40,242,102	$12,438,166

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of convertible notes to common stock	$—	$2,080,292
Cash paid for interest	$—	$1,750,000

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Liquidity

At June 30, 2015, we had working capital of $31.5 million and cash, cash equivalents and investments of $34.8 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of June 30, 2015, consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2015, and consolidated statements of cash flows for the six months ended June 30, 2014 and 2015 are unaudited. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position as of June 30, 2015 and the results of our operations, our comprehensive loss and our cash flows for the three and six months ended June 30, 2014 and 2015. The financial data and other information disclosed in these notes as of June 30, 2015 and for the three and six months ended June 30, 2014 and 2015 are unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  ASU 2015-03 requires entities to present debt issuance costs related to a recognized liability in the balance sheet as a direct deduction from that liability rather than as an asset.  ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.  We do not expect that the adoption of ASU 2015-03 will have a significant effect on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014015 on its consolidated financial statements.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets
Money market funds (cash equivalents)	$13,073,137	$—	$—	$13,073,137
Short-term investments	—	40,624,349	—	40,624,349
Total assets	$13,073,137	$40,624,349	$—	$53,697,486
Liabilities
Interest make-whole derivative	—	—	$2,400,000	$2,400,000
Shape contingent consideration	—	—	31,491,686	31,491,686
Common stock warrant liability	—	—	256,027	256,027
Total liabilities	$—	$—	$34,147,713	$34,147,713
June 30, 2015
Assets
Money market funds (cash equivalents)	$12,438,166	$—	$—	$12,438,166
Short-term investments	—	22,347,224	—	22,347,224
Total assets	$12,438,166	$22,347,224	$—	$34,785,390
Liabilities
Interest make-whole derivative	—	—	$750,000	$750,000
Shape contingent consideration	—	—	33,620,686	33,620,686
Common stock warrant liability	—	—	97,847	97,847
Total liabilities	$—	$—	$34,468,533	$34,468,533

We had outstanding warrants to purchase our series B convertible preferred stock, or the 2006 Warrants, that converted into warrants to purchase our common stock at the time of our initial public offering in December 2013. The 2006 Warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2006 Warrants. Accordingly, the 2006 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of the warrant liability is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (86%), the fair value of our common stock, and the remaining contractual term of the warrant (0.7 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of each 2009/2010 Warrant is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (75%), the fair value of the common stock, and the contractual term of the warrant (4.4 to 4.7 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

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

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million are outstanding at June 30, 2015.  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2014 and 2015:

	December 31,				Change in	June 30,
	2013	Additions	Deductions	Conversions	Fair Value	2014
Interest make-whole derivative	$—	$3,055,000	—		$500,000	$3,555,000
Shape contingent consideration	—	22,587,339	—		918,000	23,505,339
Common stock warrant liability	793,744	—	—	$(28,720)	(337,880)	427,144
	$793,744	$25,642,339	$—	$(28,720)	$1,080,120	$27,487,483

	December 31,				Change in	June 30,
	2014	Additions	Deductions	Conversions	Fair Value	2015
Interest make-whole derivative	$2,400,000	—	—	$(165,957)	$(1,484,043)	$750,000
Shape contingent consideration	31,491,686	—	—	—	2,129,000	33,620,686
Common stock warrant liability	256,027	—	—	—	(158,180)	97,847
Total liabilities	$34,147,713	$—	$—	$(165,957)	$486,777	$34,468,533

As of June 30, 2015, the fair value and carrying value of our convertible debt was as follows:

	Fair Value	Carrying Value	Face Value

8.00% convertible senior notes due June 15, 2019	$31,395,000	$28,166,751	$43,750,000

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statements of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and six months ended June 30, 2014 and 2015. The Company recorded $(1,688), $(3,430), $(2,004) and $5,849 of unrealized gains/(losses) during the three months ended June 30, 2014 and 2015,  and the six months ended June 30, 2014 and 2015, respectively. Realized gains and losses are included in interest income in the statements of operations. The Company recorded $148, $0, $148 and $0 of realized gains during the three months ended June 30, 2014 and 2015, and the six months ended June 30, 2014 and 2015, respectively. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of June 30, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at December 31, 2014 and June 30, 2015 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$13,073,137	—	—	$13,073,137
Total cash and cash equivalents	$13,073,137	$—	$—	$13,073,137
Short-term investments:
Corporate bonds	$37,136,494	—	$(11,908)	$37,124,586
Commercial paper	3,495,972	3,791	—	3,499,763
Total short-term investments	$40,632,466	$3,791	$(11,908)	$40,624,349
Total cash, cash equivalents, and investments	$53,705,603	$3,791	$(11,908)	$53,697,486

June 30, 2015
Cash and cash equivalents:
Cash and money market accounts	$12,438,166	—	—	$12,438,166
Total cash and cash equivalents	$12,438,166	$—	$—	$12,438,166
Short-term investments:
Corporate bonds	$18,850,207	—	$(2,945)	$18,847,262
Commercial paper	3,499,285	677	—	3,499,962
Total short-term investments	$22,349,492	$677	$(2,945)	$22,347,224
Total cash, cash equivalents, and investments	$34,787,658	$677	$(2,945)	$34,785,390

5.  Notes Payable

8% Convertible Senior Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million remain outstanding as of June 30, 2015. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

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

Holders also may surrender their 8% Notes for conversion at any time on or after February 15, 2019 and on or prior to the close of business on the business day immediately prior to the stated maturity date regardless if any of the foregoing conditions have been satisfied.  As of December 31, 2014 and June 30, 2015, the 8% Notes were not convertible.

Each $1,000 principal amount of 8% Notes is convertible into shares of our common stock equal to the conversion rate in effect on the conversion date, together with cash in lieu of fractional shares issuable upon conversion.  We may deliver upon conversion cash, shares, or a combination thereof, at our election.  With respect to any conversions, settlement amounts will be computed as follows:

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

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The liability component includes both the value of the embedded interest make-whole derivative and the carrying value of the 8% Notes.  The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 8% Notes.  The carrying value of our 8% Notes is net of debt discount of $15,583,249 and $18,020,658 at June 30, 2015 and December 31, 2014, respectively.

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

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.  As of December 31, 2014 and June 30, 2015, the 8% Notes were classified as long-term liabilities.

Transaction costs of $2.9 million related to the issuance of the 8% Notes were allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively. Approximately $1.0 million of this amount was allocated to equity and the remaining $1.9 million have been capitalized as deferred financing costs and are being amortized over the term of the 8% Notes.

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

The following table summarizes how the 8% Notes are reflected in our balance sheet at June 30, 2015:

June 30, 2015
Face value of outstanding notes	$43,750,000
Conversion option reported in equity	(15,002,020)
Interest make-whole derivative	(2,889,043)
Cumulative amortization of debt discount	2,307,814
Carrying value	$28,166,751

The following table sets forth our interest expense incurred for the three and six months ended June 30, 2014 and 2015:

	Three months ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

8% Convertible Senior Notes due 2019 - coupon	$82,411	$875,000	$82,411	$1,738,445
8% Convertible Senior Notes due 2019 - amortization of debt discount	48,684	611,455	48,684	1,219,761
Amortization of deferred financing costs	8,351	86,615	8,351	178,123
	$139,446	$1,573,070	$139,446	$3,136,329

6. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, of which 22,334,901 and 23,332,825 were issued and outstanding at December 31, 2014 and June 30, 2015, respectively.

At the Market Offering

On March 13, 2015, we entered into a Sales Agreement with Guggenheim Securities, LLC, or Guggenheim, to offer shares of our common stock from time to time through Guggenheim, as our sales agent for the offer and sale of the shares.  We may offer and sell shares for an aggregate offering price of up to $25 million.  We did not make any sales under the Sales Agreement during the six months ended June 30, 2015.

Stock-based compensation expense

Stock-based payments to employees, including grants of employee stock options, are recognized in the statements of operations and comprehensive loss based on fair value. Stock-based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument.

In January 2015, we granted stock options for 600,000 shares of our common stock to certain of our executive officers that include both a service condition and a market condition.  The awards vest monthly at a rate of 2% per month (service condition) and the vesting is subject to acceleration if, at any time during the vesting period, the closing price of our common stock on NASDAQ is equal to or greater than $20.00 per share for 5 consecutive trading days (market condition).  Should this market condition occur, all remaining unvested options shall vest immediately at that time.  We calculated the fair value of these options using fair value models that consider both the market condition and service condition of the awards, and we will recognize compensation expense over the vesting period using the accelerated attribution method.  Should the market condition be reached during the vesting period, all remaining unamortized compensation expense will be recognized at that time.  The fair value of all other stock options is calculated using the Black-Scholes valuation model, and is recognized over the vesting period using the straight line method.

Stock-based compensation expense recognized by award type is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Options awards	$808,907	$1,233,950	$1,593,718	$2,561,157
Restricted stock awards	19,547	59,063	48,414	352,687
Total stock-based compensation expense	$828,454	$1,293,013	$1,642,132	$2,913,844

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Research and development	$225,304	$347,281	$463,775	$816,959
General and administrative	603,150	945,732	1,178,357	2,096,885
Total stock-based compensation expense	$828,454	$1,293,013	$1,642,132	$2,913,844

A summary of activity for all options for the six months ended June 30, 2015 is presented below:

				Fair Value
		Weighted Average	Weighted Average	of	Aggregate
		Exercise Price	Contractual	Options	Intrinsic
	Shares	Per Share	Life (In Years)	Granted	Value
Outstanding—December 31, 2014	3,277,308	$5.53	8.5		$13,575,815
Granted	785,900	5.15		$2,944,407
Exercised	(23,615)	1.31
Forfeited	(8,462)	4.86
Outstanding—June 30, 2015	4,031,131	$5.48	8.3		$—
Vested and expected to vest—June 30, 2015	3,975,326	$5.48	8.3		$—
Exercisable at June 30, 2015	2,125,262	$5.32	7.9		$—

The per-share weighted-average fair value of the options granted to employees and non-employees during the six months ended June 30, 2015 was estimated at the date of grant utilizing fair value models with the following weighted-average assumptions:

	Executive grants		All others
Expected stock price volatility	75%		91%
Expected term of options	8	years	5.3	years
Risk‑free interest rate	1.73%		1.33%
Expected annual dividend yield	—%		—%
Weighted average grant date fair value	$3.84		$3.44

In January 2015, we granted 450,000 shares of restricted stock to certain of our executive officers that include both a service and market condition.  The awards cliff vest in their entirety 3 years from the date of grant (service condition),  and the vesting is subject to acceleration if, at any time during the vesting period, the closing price of our common stock on NASDAQ is equal to or greater than $20.00 per share for 5 consecutive trading days (market condition).  We calculated the fair value of the awards using fair value models that consider both the market condition and the service condition of the awards, and we will recognize compensation expense over the vesting period using the straight line method.  Should the market condition be reached during the vesting period, all remaining unamortized compensation expense will be recognized at that time.

A summary of our restricted stock activity for the six month ended June 30, 2015 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested Balance—December 31, 2014	11,765
Granted	450,000	$5.25
Vested	(11,765)
Forfeited	—
Unvested Balance—June 30, 2015	450,000

As of June 30, 2015, there was $7.5 million, net of estimated forfeitures, of total unrecognized compensation expense related to unvested stock options which we expect to recognize as compensation expense over a weighted average attribution period of 1.7 years, subject to acceleration if the market condition is met for those awards that contain a market condition.  In addition, there was $2.0 million of total unrecognized compensation expense related to unvested shares of restricted stock which we expect to recognize as compensation expense over a weighted average attribution period of 2.6 years, subject to acceleration if the market condition is met for those awards that contain a market condition.

Warrants

We currently have the following warrants outstanding to purchase shares of our common stock:

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

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three and six months ended June 30, 2014 and 2015, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.

The following table sets forth the computation of diluted net loss per share for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Numerator:
Net loss	$(9,354,438)	$(11,873,047)	$(14,688,505)	$(24,556,029)
Less: income from change in fair value of warrant liability	(52,859)	(125,557)	(337,880)	(158,180)
Numerator for diluted net loss per common share	$(9,407,297)	$(11,998,604)	$(15,026,385)	$(24,714,209)
Denominator:
Basic weighted average common shares outstanding	22,286,581	23,332,096	22,266,556	23,074,550
Dilutive common shares from assumed warrant exercises	64,076	38,239	66,826	41,703
Diluted weighted average shares of common stock outstanding	22,350,657	23,370,335	22,333,382	23,116,253
Diluted net loss per share of common stock	$(0.42)	$(0.51)	$(0.67)	$(1.07)

The following potentially dilutive securities outstanding at June 30, 2014 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Warrants	24,482	23,747	24,482	23,747
Stock options	3,200,145	4,027,517	3,248,366	3,654,220
Unvested restricted stock	35,632	450,000	35,632	450,000
Common shares issuable upon conversion of the 8% Notes	7,137,031	8,058,271	7,137,031	8,058,271
	10,397,290	12,559,535	10,445,511	12,186,238

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

Birinapant is a novel small molecule therapeutic that mimics Second Mitochondrial Activator of Caspases, or SMAC-mimetic, which leads to apoptosis, or cell-death, in damaged cells.  We have treated over 350 oncology subjects with birinapant, and in non-randomized clinical trials to date, we have seen activity in subjects with (i) higher risk myelodysplastic syndromes, or MDS, where we have observed complete responses with birinapant administered with azacitidine (Vidaza®); (ii) end-stage acute myeloid leukemia, where birinapant was administered as a single-agent and subjects who have previously relapsed or were refractory to standard therapy experienced declines in blast counts; (iii) ovarian cancer, where birinapant was administered with conatumumab (AMG 655), we have observed disease stabilization and a partial response, or PR, in women who previously relapsed or were refractory to standard therapy; and (iv) colorectal cancer, or CRC, where birinapant was administered with irinotecan, we have observed evidence of anti-tumor activity or prolonged disease stabilization in subjects who have progressed after multiple prior therapies, including irinotecan.

In June 2014, we commenced a randomized, double-blind placebo-controlled Phase 2 clinical trial of birinapant administered with azacitidine in subjects with previously untreated, higher risk MDS.  Interim data is expected around the end of 2015.  This clinical trial follows our Phase 1b/2a open-label clinical trial of birinapant administered with azacitidine.

In June 2015, we announced preliminary data from the ongoing Phase 2A study of birinapant in combination with azacitidine in first line higher risk MDS.  The study is being conducted as a precursor to the ongoing randomized Phase 2B study.  In this study, birinapant was administered, at 13 mg/m2 twice a week, three weeks out of four, during a four week cycle in combination with the approved dose of azacitidine.  The primary assessment of efficacy was the response rate using the modified International Working Group criteria (Cheson 2006) at the end of cycle four.  Of the nine patients who entered the study, six completed four cycles of therapy and underwent a repeat bone marrow assessment.  Three patients experienced a complete response, one patient experienced a bone marrow complete response, one patient experienced a partial response and underwent a stem cell transplant and one patient had stable disease.  Three patients discontinued the study prior to receiving four cycles of treatment.  The regimen was generally well tolerated, the most common side effects being fatigue, neutropenia and thrombocytopenia.

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

In May 2015, we discontinued the birinapant chronic HBV multiple ascending dose trial being conducted in Australia due to cranial nerve palsies observed in the first cohort.  In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic

HBV subjects.  These subjects will not be taking any antiviral medication.  In the single ascending dose phase of the trial, subjects will be given a single dose of birinapant.  The dose of birinapant will be escalated until at least one of the subjects shows evidence of activity, defined as an increase in liver transaminases and/or a decline in circulating viral DNA.  At that point the cohort will be expanded and additional subjects will each receive four weekly administrations, at that dose, of birinapant.  The starting dose of birinapant will be 2.8 mg/m2.  We have retained a clinical research organization and currently expect to initiate this trial at multiple sites in India in early 2016.   Timing of results will depend upon enrollment rates and upon the cohort in which activity, if any, is seen.

We have completed enrollment in a Phase 1/2 open-label, non-randomized clinical trial of birinapant administered with conatumumab in third-line ovarian cancer.  Based on results observed to date, it is unlikely that we will continue to advance this program beyond the current clinical study.

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

SHAPE, our second clinical-stage product candidate, is a histone deacetylase, or HDAC, inhibitor that we are developing for topical use for the treatment of early-stage cutaneous T-cell lymphoma, or CTCL.  CTCL is a form of non-Hodgkin T-cell lymphoma which primarily manifests in the skin.  The majority of CTCL cases are indolent; however, there are rare cases of CTCL that are aggressive and life-threatening.  HDAC is a validated cancer target, and HDAC inhibitors, or HDACi, are a proven class of anti-cancer drugs for CTCL.  SHAPE is a novel therapeutic, designed to maximize HDAC inhibition locally in the skin with limited systemic exposure, and it has characteristics that could allow its topical use over large body surface areas with minimal systemic absorption.  By potentially avoiding toxicities typical of systemically-administered HDACi’s, SHAPE may provide a more favorable safety profile than current HDACi’s delivered orally or intravenously.  SHAPE has been evaluated in a randomized, placebo-controlled dose escalation Phase 1 clinical trial in early-stage CTCL.  SHAPE was well-tolerated, and it demonstrated evidence of clinical activity with PRs observed in certain subjects after 28 days of application.  We commenced a randomized Phase 2 clinical trial of SHAPE in subjects with early-stage CTCL in December 2014, which will assess clinical activity after six months of application.  Data for this clinical trial is expected around the end of 2015.

SHAPE’s composition of matter patent in the U.S. extends until at least 2028.  In addition, SHAPE has been granted U.S. orphan drug designation for CTCL.  We have acquired worldwide development and commercialization rights to SHAPE for all indications.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our accumulated deficit through June 30, 2015 was $150.4 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $4.9 million, $7.7 million, $8.0 million and $14.2 million during the three months ended June 30, 2014 and 2015, and the six months ended June 30, 2014 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our common stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued convertible notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  As of December 31, 2014 and June 30, 2015, we had $53.7 million and $34.8 million in cash, cash equivalents and investments, respectively.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of birinapant and SHAPE. Our short- and long-term capital requirements depend upon a variety of factors, including our clinical development plan and various other factors discussed below. We believe that our existing cash, cash equivalents and investments as of June 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to our product candidates.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three and six months ended June 30, 2014 and 2015, and our financial condition as of December 31, 2014 and June 30, 2015.

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

For the three months ended June 30, 2014 and 2015, and the six months ended June 30, 2014 and 2015, our general and administrative expenses totaled $3.0 million, $2.9 million, $5.5 million and $6.0 million, respectively. The fluctuation in general and administrative expenses for the three and six months ended June 30, 2015 is due primarily to the increase in stock compensation expense of $0.3 million and $0.9 million, respectively, offset by a decrease in legal and consulting expenses of $0.4 million and $0.6 million, respectively, due to costs incurred for the acquisition of Shape Pharmaceuticals in the 2014 periods.

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

During the three months ended June 30, 2014 and 2015, and the six months ended June 30, 2014 and 2015, we incurred $4.9 million, $7.7 million, $8.0 million and $14.2 million, respectively, in research and development expenses. Research and development expenses increased during the three and six months ended June 30, 2015, compared to the comparable prior periods, primarily due to increased expenses relating to our MDS, HBV and SHAPE clinical trials, increased headcount and personnel related costs, increased stock based compensation costs, and increased spending in external research and non-clinical development.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Clinical development	$2,605,298	$3,771,017	$3,492,533	$6,502,073
Manufacturing and formulation	460,834	1,163,315	1,073,022	1,916,661
Personnel related	1,273,713	1,708,823	2,407,807	3,479,485
Stock-based compensation	225,304	347,281	463,775	816,959
Consulting	165,706	118,185	279,246	343,212
Other research and non-clinical development	133,334	601,177	270,555	1,097,601
	$4,864,189	$7,709,798	$7,986,938	$14,155,991

The following table summarizes our research and development expenses by targeted indication for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Blood cancers (MDS)	$3,344,779	$4,087,522	$4,555,161	$7,454,556
Solid tumors (CRC and ovarian)	564,491	700,665	1,227,475	1,363,861
Infectious diseases (HBV)	70,531	753,511	70,531	1,148,455
Shape (CTCL)	217,793	1,330,787	217,793	2,547,942
Other pre-clinical and non-indication specific	666,595	837,313	1,915,978	1,641,177
	$4,864,189	$7,709,798	$7,986,938	$14,155,991

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

Change in fair value of contingent consideration

The acquisition of Shape includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our consolidated statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  The change in fair value of the contingent consideration of $1.0 million recorded for the three and six months ended June 30, 2014, and $1.1 million and $2.1 million recorded for the three and six months ended June 30, 2015, respectively, was due to the accretion of the liability to its estimated value at each valuation date due to the passage of time, as there were no other significant changes in the underlying assumptions within the fair value model during these periods.

Change in fair value of derivative liabilities

Certain of our warrants to purchase our common stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of these derivative liabilities of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively, is due primarily to the decrease in the value of our common stock during those periods.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $1.2 million and $1.4 million for the three and six months ended June 30, 2015, respectively, and $(0.5) million for the three and six months ended June 30, 2014 is due primarily to the change in the value of our common stock during those periods.

Interest and Other Income

Interest and other income consist principally of interest income earned on cash, cash equivalents and investments.

Interest Expense

Interest expense of $1.6 million and $3.1 million recognized for the three and six months ended June 30, 2015, respectively, is attributable to coupon interest, to non-cash interest expense resulting from the accretion of debt discount, and to the amortization of deferred financing costs related to our 8% Notes.  We recognized $0.1 million of interest expense related to these items for the three and six months ended June 30, 2014 as the 8% Notes were issued on June 23, 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the six months ended June 30, 2015 increased to $18.0 million as compared to $13.2 million used in the six months ended June 30, 2014. This increase was driven primarily by increased costs for both research and development and administration and by the increase in prepaid expenses and other assets during the first quarter of 2014 as compared to the slight decrease during the first quarter of 2015.

Investing Activities.  Cash provided by investing activities was $18.2 million for the six months ended June 30, 2015 as compared to cash used in investing activities of $46.0 million for the six months ended June 30, 2014.  Cash provided by investing activities for the six months ended June 30, 2015 is attributable primarily to the excess of maturities over purchases of short-term investments during the period.  Cash used in investing activities for the six months ended June 30, 2014 is due primarily to the purchase of Shape Pharmaceuticals in April 2014 and to the purchase of short-term and long-term investments during the period.

Financing Activities.  Cash used in financing activities was $0.8 million for the six months ended June 30, 2015 as compared to cash provided by financing activities of $44.3 million for the six months ended June 30, 2014.  Cash used in financing activities for the six months ended June 30, 2015 is attributable to payments made to retire convertible notes during the period.  Cash provided by financing activities for the six months ended June 30, 2014 is attributable to the issuance of our 8% Notes and to proceeds from the exercise of stock options during the period.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $9.4 million, $11.9 million, $14.7 million and $24.6 million for the three months ended June 30, 2014 and 2015, and the six months ended June 30, 2014 and 2015, respectively. Our operating activities used $13.2 million and $18.0 million of cash flows during the six months ended June 30, 2014 and 2015, respectively. At June 30, 2015, we had an accumulated deficit of $150.4 million, working capital of $31.5 million and cash, cash equivalents and investments of $34.8 million. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our common stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued our 8% Notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  As of December 31, 2014 and June 30, 2015, we had $53.7 million and $34.8 million in cash, cash equivalents and investments, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of the Form 10-K and Item 1A “Risk Factors” in Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2015 filed on May 14, 2015, or the First Quarter 2015 Form 10-Q.  In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” of the Form 10-K and the First Quarter 2015 Form 10-Q.  The risks described in the Form 10-K and the First Quarter 2015 Form 10-Q are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.  We cannot assure you that any of the events discussed in the risk factors in the Form 10-K and the First Quarter 2015 Form 10-Q will not occur.  These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and if so our future prospects would likely be materially and adversely affected.  If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.  You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the risk factors in the Form 10-K and the First Quarter 2015 Form 10-Q to be a complete discussion of all potential risks or uncertainties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Company Website

From time to time we will post updated versions of our corporate presentation slides on our website.  Such updates may include information regarding our pipeline, including adjustments of expected timing of certain events, and other information about the progress of our business

ITEM 6.  EXHIBITS

Reference is made to the Exhibit Index to this quarterly report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRALOGIC PHARMACEUTICALS CORPORATION

Date: August 5, 2015	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2015	By:	/s/ PETE A. MEYERS
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
101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i)  Consolidated Balance Sheets as of December 31, 2014 and June 30, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six  months ended June 30, 2014 and 2015, (iii)  Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2015, and (iv) Notes to Consolidated Financial Statements.