Form 10-Q
period 2015-09-30
TETRALOGIC PHARMACEUTICALS CORP
filed 2015-11-04
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of October  30, 2015 was 24,769,083.

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

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2015
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$13,073,137	$15,909,751
Short-term investments	40,624,349	13,627,943
Deferred financing costs, short-term	375,808	346,458
Prepaid expenses and other current assets	1,784,069	1,468,767
Total current assets	55,857,363	31,352,919
Property and equipment, net	528,476	465,451
Intangible assets	41,575,516	41,575,516
Goodwill	16,902,466	16,902,466
Deferred financing costs, long-term	1,299,674	952,760
Other assets	2,127,551	1,814,102
Total assets	$118,291,046	$93,063,214

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,138,470	$621,761
Accrued expenses	3,727,784	4,579,176
Derivative liabilities	256,027	71,489
Total current liabilities	5,122,281	5,272,426
Convertible notes payable, net of discount	28,979,342	28,811,539
Derivative liabilities	2,400,000	345,000
Deferred taxes	16,879,659	16,879,659
Contingent consideration and other liabilities	31,507,588	34,754,287
Total liabilities	84,888,870	86,062,911

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,334,901 and 24,769,083 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively	2,234	2,477
Additional paid‑in capital	159,308,307	168,329,051
Cumulative translation adjustment	(69,031)	(49,549)
Cumulative unrealized gain (loss) on investments	(8,117)	1,528
Accumulated deficit	(125,831,217)	(161,283,204)
Total stockholders’ equity	33,402,176	7,000,303
Total liabilities and stockholders’ equity	$118,291,046	$93,063,214

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	2,623,538	2,523,104	8,136,735	8,542,635
Research and development	5,968,181	6,096,424	13,955,119	20,252,415
Change in fair value of contingent consideration	984,000	1,123,000	1,902,000	3,252,000
Total expenses	9,575,719	9,742,528	23,993,854	32,047,050

Loss from operations	(9,575,719)	(9,742,528)	(23,993,854)	(32,047,050)

Change in fair value of derivative liabilities	1,799,501	431,358	1,637,381	2,073,581
Debt exchange expense	—	—	—	(818,541)
Interest and other income	41,375	21,614	72,571	82,754
Interest expense	(1,595,275)	(1,606,402)	(1,734,721)	(4,742,731)
Net loss	$(9,330,118)	$(10,895,958)	$(24,018,623)	$(35,451,987)

Per share information:
Net loss per common share:
Basic	$(0.42)	$(0.46)	$(1.08)	$(1.52)
Diluted	$(0.42)	$(0.46)	$(1.10)	$(1.52)

Weighted average shares outstanding:
Basic	22,307,138	23,830,978	22,280,232	23,329,464
Diluted	22,364,231	23,864,931	22,344,129	23,369,342

Net loss	$(9,330,118)	$(10,895,958)	$(24,018,623)	$(35,451,987)
Foreign currency gains/(losses)	(41,626)	(13,300)	(39,004)	19,482
Unrealized gains/(losses) on available-for-sale securities	1,635	3,796	(369)	9,645
Comprehensive loss	$(9,370,109)	$(10,905,462)	$(24,057,996)	$(35,422,860)

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities
Net loss	$(24,018,623)	$(35,451,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,823	139,691
Stock-based compensation expense	2,486,477	4,325,575
Change in fair value of derivative liabilities	(1,637,381)	(2,073,581)
Change in fair value of contingent consideration	1,902,000	3,252,000
Non-cash interest expense	711,165	2,129,286
Debt exchange expense	—	818,541
Unrealized foreign currency loss	—	89,660
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,624,564)	628,751
Accounts payable, accrued expenses and other liabilities	2,042,588	445,460
Net cash used in operating activities	(21,054,515)	(25,696,604)

Cash flows from investing activities
Purchase of property and equipment	(405,179)	(76,666)
Restricted cash	20,000	—
Acquisition of Shape Pharmaceuticals, net of cash acquired	(12,847,803)	—
Purchase of short-term investments	(63,427,188)	(19,292,969)
Sales and maturities of short-term investments	15,322,731	46,299,020
Net cash provided by (used in) investing activities	(61,337,439)	26,929,385

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	168,667	31,201
Proceeds from convertible notes payable, net	44,146,830	—
Retirement of convertible notes payable	—	(825,001)
Proceeds from issuance of common stock, net	—	2,583,889
Net cash provided by financing activities	44,315,497	1,790,089
Effect of exchange rate changes on cash and cash equivalents	(39,004)	(186,256)
Net increase (decrease) in cash and cash equivalents	(38,115,461)	2,836,614
Cash and cash equivalents—beginning of period	55,135,508	13,073,137
Cash and cash equivalents—end of period	$17,020,047	$15,909,751

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of convertible notes to common stock	$—	$2,080,292
Cash paid for interest	$—	$1,750,000

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Liquidity

At September 30, 2015, we had working capital of $26.1 million and cash, cash equivalents and investments of $29.5 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of September 30, 2015, consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2015, and consolidated statements of cash flows for the nine months ended September 30, 2014 and 2015 are unaudited. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position as of September 30, 2015 and the results of our operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2015, and our cash flows for the nine months ended September 30, 2014 and 2015.  The financial data and other information disclosed in these notes as of September 30, 2015 and for the three and nine months ended September 30, 2014 and 2015 are unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  ASU 2015-03 requires entities to present debt issuance costs related to a recognized liability in the balance sheet as a direct deduction from that liability rather than as an asset.  ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.  We do not expect that the adoption of ASU 2015-03 will have a significant effect on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its consolidated financial statements.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets
Money market funds (cash equivalents)	$13,073,137	$—	$—	$13,073,137
Short-term investments	—	40,624,349	—	40,624,349
Total assets	$13,073,137	$40,624,349	$—	$53,697,486
Liabilities
Interest make-whole derivative	—	—	$2,400,000	$2,400,000
Shape contingent consideration	—	—	31,491,686	31,491,686
Common stock warrant liability	—	—	256,027	256,027
Total liabilities	$—	$—	$34,147,713	$34,147,713
September 30, 2015
Assets
Money market funds (cash equivalents)	$15,909,751	$—	$—	$15,909,751
Short-term investments	—	13,627,943	—	13,627,943
Total assets	$15,909,751	$13,627,943	$—	$29,537,694
Liabilities
Interest make-whole derivative	—	—	$345,000	$345,000
Shape contingent consideration	—	—	34,743,686	34,743,686
Common stock warrant liability	—	—	71,489	71,489
Total liabilities	$—	$—	$35,160,175	$35,160,175

We had outstanding warrants to purchase our series B convertible preferred stock, or the 2006 Warrants, that converted into warrants to purchase our common stock at the time of our initial public offering in December 2013. The 2006 Warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2006 Warrants. Accordingly, the 2006 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of the warrant liability is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (86%), the fair value of our common stock, and the remaining contractual term of the warrant (0.5 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of each 2009/2010 Warrant is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (75%), the fair value of the common stock, and the contractual term of the warrant (4.2 to 4.5 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

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

In April 2014, we acquired by merger 100% of Shape Pharmaceuticals.  The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We account for contingent consideration in accordance with applicable guidance provided within Accounting Standards Codification (ASC) 805, Business Combinations.  It is currently estimated that the Shape Pharmaceuticals milestone payments will occur between 2016 and 2021. The range of undiscounted milestones we could be required to pay under our agreement is between zero and $64.5 million.  We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

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

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million are outstanding at September 30, 2015.  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2014 and 2015:

	December 31,				Change in	September 30,
	2013	Additions	Deductions	Conversions	Fair Value	2014
Interest make-whole derivative	$—	$3,055,000	—	—	$(1,155,000)	$1,900,000
Shape contingent consideration	—	22,587,339	$(12,653)	—	1,902,000	24,476,686
Common stock warrant liability	793,744	—	—	$(28,720)	(482,381)	282,643
Total liabilities	$793,744	$25,642,339	$(12,653)	$(28,720)	$264,619	$26,659,329

	December 31,				Change in	September 30,
	2014	Additions	Deductions	Conversions	Fair Value	2015
Interest make-whole derivative	$2,400,000	—	—	$(165,957)	$(1,889,043)	$345,000
Shape contingent consideration	31,491,686	—	—	—	3,252,000	34,743,686
Common stock warrant liability	256,027	—	—	—	(184,538)	71,489
Total liabilities	$34,147,713	$—	$—	$(165,957)	$1,178,419	$35,160,175

As of September 30, 2015, the fair value and carrying value of our convertible debt was as follows:

	Fair Value	Carrying Value	Face Value

8.00% convertible senior notes due June 15, 2019	$30,717,000	$28,811,539	$43,750,000

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statements of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and nine months ended September 30, 2014 and 2015. The Company recorded $1,635,  $3,796,  $(369) and $9,645 of unrealized gains/(losses) during the three months ended September 30, 2014 and 2015,  and the nine months ended September 30, 2014 and 2015, respectively. Realized gains and losses are included in interest income in the statements of operations. The Company recorded $0,  $0,  $148 and $0 of realized gains during the three months ended September 30, 2014 and 2015, and the nine months ended September 30, 2014 and 2015, respectively. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of September 30, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at December 31, 2014 and September 30, 2015 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$13,073,137	—	—	$13,073,137
Total cash and cash equivalents	$13,073,137	$—	$—	$13,073,137
Short-term investments:
Corporate bonds	$37,136,494	—	$(11,908)	$37,124,586
Commercial paper	3,495,972	3,791	—	3,499,763
Total short-term investments	$40,632,466	$3,791	$(11,908)	$40,624,349
Total cash, cash equivalents, and investments	$53,705,603	$3,791	$(11,908)	$53,697,486

September 30, 2015
Cash and cash equivalents:
Cash and money market accounts	$15,909,751	—	—	$15,909,751
Total cash and cash equivalents	$15,909,751	$—	$—	$15,909,751
Short-term investments:
Corporate bonds	$7,629,300	—	$(1,247)	$7,628,053
Commercial paper	5,997,115	2,775	—	5,999,890
Total short-term investments	$13,626,415	$2,775	$(1,247)	$13,627,943
Total cash, cash equivalents, and investments	$29,536,166	$2,775	$(1,247)	$29,537,694

5.  Notes Payable

8% Convertible Senior Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million remain outstanding as of September 30, 2015. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

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

Holders also may surrender their 8% Notes for conversion at any time on or after February 15, 2019 and on or prior to the close of business on the business day immediately prior to the stated maturity date regardless if any of the foregoing conditions have been satisfied.  As of December 31, 2014 and September 30, 2015, the 8% Notes were not convertible.

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

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The liability component includes both the value of the embedded interest make-whole derivative and the carrying value of the 8% Notes.  The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 8% Notes.  The carrying value of our 8% Notes is net of debt discount of $14,938,461 and $18,020,658 at September 30, 2015 and December 31, 2014, respectively.

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

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.  As of December 31, 2014 and September 30, 2015, the 8% Notes were classified as long-term liabilities.

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

The following table summarizes how the 8% Notes are reflected in our balance sheet at September 30, 2015:

September 30, 2015
Face value of outstanding notes	$43,750,000
Conversion option reported in equity	(15,002,020)
Interest make-whole derivative	(2,889,043)
Cumulative amortization of debt discount	2,952,602
Carrying value	$28,811,539

The following table sets forth our interest expense incurred for the three and nine months ended September 30, 2014 and 2015:

	Three months ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

8% Convertible Senior Notes due 2019 - coupon	$941,145	$875,000	$1,023,556	$2,613,445
8% Convertible Senior Notes due 2019 - amortization of debt discount	560,179	644,788	608,863	1,864,549
Amortization of deferred financing costs	93,951	86,614	102,302	264,737
	$1,595,275	$1,606,402	$1,734,721	$4,742,731

6. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, or Common Stock, of which 22,334,901 and 24,769,083 were issued and outstanding at December 31, 2014 and September 30, 2015, respectively.

At the Market Offering

On March 13, 2015, we entered into a Sales Agreement with Guggenheim Securities, LLC, or Guggenheim, to offer shares of our Common Stock from time to time through Guggenheim, as our sales agent for the offer and sale of the shares.  We may offer and sell shares for an aggregate offering price of up to $25 million.  We did not make any sales under the Sales Agreement during the nine months ended September 30, 2015.

Purchase Agreement

On August 24, 2015, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $17,000,000 in shares of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement, over the period from August 24, 2015 to March 1, 2018.

As consideration for entering into the Purchase Agreement, we issued to LPC 103,364 shares of Common Stock on the date of the Purchase Agreement.  As consideration for LPC’s purchase of up to an additional $15,000,000 in shares of Common Stock, we will issue up to 34,455 shares of Common Stock to LPC on a pro-rata basis on each purchase date.  We will not receive any cash proceeds from the issuance of these shares.

Under the Purchase Agreement, on any business day and as often as every business day over the 30-month term of the Purchase Agreement, and up to an aggregate amount of an additional $15,000,000 (subject to certain limitations) in shares of Common Stock, we have the right at our sole discretion and subject to certain conditions to direct LPC to purchase up to 100,000 shares of Common Stock (with such amounts increasing up to 175,000 shares as the stock price increases, but not to exceed $1,000,000 in total purchase proceeds per purchase date).  The purchase price of shares of Common Stock pursuant to the Purchase Agreement will be based on the prevailing market price at the time of sale as set forth in the Purchase Agreement.  We will control the timing and amount of any sales of Common Stock to LPC.  In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below the “threshold price” as set forth in the Purchase Agreement.  We have the right to terminate the Purchase Agreement at any time, on one business days’ notice, at no cost or penalty.  We have agreed with LPC that we will not enter into any “variable rate” transactions with any third party from the date of the Purchase Agreement until the expiration of the 30-month period following the date of the Purchase Agreement, subject to certain exceptions.

From the effective date of the Purchase Agreement through September 30, 2015, we issued a total of 1,435,612 shares of Common Stock to LPC, including 105,379 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement and purchasing additional shares, for gross proceeds of $2.9 million.

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

Stock-based compensation expense recognized by award type is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Options awards	$825,829	$1,214,856	$2,419,547	$3,776,013
Restricted stock awards	18,516	196,875	66,930	549,562
Total stock-based compensation expense	$844,345	$1,411,731	$2,486,477	$4,325,575

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Research and development	$226,580	$385,376	$690,355	$1,202,335
General and administrative	617,765	1,026,355	1,796,122	3,123,240
Total stock-based compensation expense	$844,345	$1,411,731	$2,486,477	$4,325,575

A summary of activity for all options for the nine months ended September 30, 2015 is presented below:

				Fair Value
		Weighted Average	Weighted Average	of	Aggregate
		Exercise Price	Contractual	Options	Intrinsic
	Shares	Per Share	Life (In Years)	Granted	Value
Outstanding—December 31, 2014	3,277,308	$5.53	8.5		$13,575,815
Granted	785,900	5.15		$2,944,407
Exercised	(24,261)	1.35
Forfeited	(9,814)	4.54
Outstanding—September 30, 2015	4,029,133	$5.48	8.1		$—
Vested and expected to vest—September 30, 2015	3,973,355	$5.48	8.1		$—
Exercisable at September 30, 2015	2,363,990	$5.37	7.7		$—

The per-share weighted-average fair value of the options granted to employees and non-employees during the nine months ended September 30, 2015 was estimated at the date of grant utilizing fair value models with the following weighted-average assumptions:

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

A summary of our restricted stock activity for the six month ended September 30, 2015 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested Balance—December 31, 2014	11,765
Granted	450,000	$5.25
Vested	(11,765)
Forfeited	—
Unvested Balance—September 30, 2015	450,000

As of September 30, 2015, there was $6.3 million, net of estimated forfeitures, of total unrecognized compensation expense related to unvested stock options which we expect to recognize as compensation expense over a weighted average attribution period of 2.1 years, subject to acceleration if the market condition is met for those awards that contain a market condition.  In addition, there was $1.8 million of total unrecognized compensation expense related to unvested shares of restricted stock which we expect to recognize as compensation expense over a weighted average attribution period of 2.3 years, subject to acceleration if the market condition is met for those awards that contain a market condition.

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

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three and nine months ended September 30, 2014 and 2015, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.

The following table sets forth the computation of diluted net loss per share for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator:
Net loss	$(9,330,118)	$(10,895,958)	$(24,018,623)	$(35,451,987)
Less: income from change in fair value of warrant liability	(144,501)	(26,358)	(482,381)	(184,538)
Numerator for diluted net loss per common share	$(9,474,619)	$(10,922,316)	$(24,501,004)	$(35,636,525)
Denominator:
Basic weighted average common shares outstanding	22,307,138	23,830,978	22,280,232	23,329,464
Dilutive common shares from assumed warrant exercises	57,093	33,953	63,897	39,878
Diluted weighted average shares of common stock outstanding	22,364,231	23,864,931	22,344,129	23,369,342
Diluted net loss per share of common stock	$(0.42)	$(0.46)	$(1.10)	$(1.52)

The following potentially dilutive securities outstanding for the three and nine months ended September 30, 2014 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Warrants	24,482	23,747	24,482	23,747
Stock options	3,236,615	4,030,132	3,251,666	3,653,221
Unvested restricted stock	23,530	450,000	23,530	450,000
Common shares issuable upon conversion of the 8% Notes	7,137,031	8,058,271	7,137,031	8,058,271
	10,421,658	12,562,150	10,436,709	12,185,239

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule therapeutics in oncology, infectious diseases, and autoimmune diseases.  We currently have two clinical-stage product candidates in development: birinapant and suberohydroxamic acid 4-methoxycarbonyl phenyl ester, or SHAPE.

Birinapant is a novel small molecule therapeutic that mimics Second Mitochondrial Activator of Caspases, or SMAC-mimetic, which leads to apoptosis, or cell-death, in damaged cells.  We have treated over 390 oncology subjects with birinapant, and in non-randomized clinical trials to date, we have seen activity in subjects with (i) higher risk myelodysplastic syndromes, or MDS, where we have observed complete responses with birinapant administered with azacitidine (Vidaza®); (ii) end-stage acute myeloid leukemia, where birinapant was administered as a single-agent and subjects who have previously relapsed or were refractory to standard therapy experienced declines in blast counts; (iii) ovarian cancer, where birinapant was administered with conatumumab (AMG 655), we have observed disease stabilization and a partial response, or PR, in women who previously relapsed or were refractory to standard therapy; and (iv) colorectal cancer, or CRC, where birinapant was administered with irinotecan, we have observed evidence of anti-tumor activity or prolonged disease stabilization in subjects who have progressed after multiple prior therapies, including irinotecan.

In June 2014, we commenced a randomized, double-blind placebo-controlled Phase 2 clinical trial of birinapant administered with azacitidine in subjects with previously untreated, higher risk MDS.  Interim data is expected in early January 2016.  This clinical trial follows our Phase 1b/2a open-label clinical trial of birinapant administered with azacitidine.

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

In May 2015, we discontinued the birinapant chronic HBV multiple ascending dose trial being conducted in Australia due to cranial nerve palsies observed in the first cohort.  In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic

HBV subjects.  These subjects will not be taking any antiviral medication.  In the single ascending dose phase of the trial, subjects will be given a single dose of birinapant.  The dose of birinapant will be escalated until at least one of the subjects shows evidence of activity, defined as a transient increase in liver transaminases and/or a decline in circulating viral DNA.  At that point the cohort will be expanded and additional subjects will each receive four weekly administrations, at that dose, of birinapant.  The starting dose of birinapant will be 2.8 mg/m2.  We have retained a clinical research organization to initiate this trial at multiple sites in India in the first half of 2016.   The application to commence the clinical trial is currently under review by the Indian regulatory authority, and there is no assurance that approval will be forthcoming.  Timing of results will depend upon receiving approval to proceed, enrollment rates and the cohort in which activity, if any, is seen.

In April 2015, we entered into a clinical study collaboration agreement with Merck & Co. (“Merck”) to perform a Phase 1 dose-escalation study to evaluate the safety and efficacy of birinapant in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with relapsed or refractory solid tumors.  We will sponsor and fund the clinical trial and Merck will supply KEYTRUDA®.  Results from the clinical trial will be used to determine the path for further clinical development of the combination.  The study is expected to begin in December 2015.

We discovered birinapant, and its composition of matter patent in the U.S. extends until at least 2030.  We have retained worldwide development and commercialization rights for all indications.

SHAPE, our second clinical-stage product candidate, is a histone deacetylase, or HDAC, inhibitor that we are developing for topical use for the treatment of early-stage cutaneous T-cell lymphoma, or CTCL.  CTCL is a form of non-Hodgkin T-cell lymphoma which primarily manifests in the skin.  The majority of CTCL cases are indolent; however, there are rare cases of CTCL that are aggressive and life-threatening.  HDAC is a validated cancer target, and HDAC inhibitors, or HDACi, are a proven class of anti-cancer drugs for CTCL.  SHAPE is a novel therapeutic, designed to maximize HDAC inhibition locally in the skin with limited systemic exposure, and it has characteristics that could allow its topical use over large body surface areas with minimal systemic absorption.  By potentially avoiding toxicities typical of systemically-administered HDACi’s, SHAPE may provide a more favorable safety profile than current HDACi’s delivered orally or intravenously.  SHAPE has been evaluated in a randomized, placebo-controlled dose escalation Phase 1 clinical trial in early-stage CTCL.  SHAPE was well-tolerated, and it demonstrated evidence of clinical activity with PRs observed in certain subjects after 28 days of application.  We commenced a randomized Phase 2 clinical trial of SHAPE in subjects with early-stage CTCL in December 2014, which will assess clinical activity after six months of application, and we have achieved our enrollment target in this clinical trial.  Data from this clinical trial is expected in early January 2016.

On November 2, 2015, we announced that we have an open U.S. Investigational New Drug application in support of a Phase 2 clinical trial of SHAPE in approximately forty subjects with alopecia areata.    Alopecia areata is an autoimmune skin disease resulting in the loss of hair on the scalp and elsewhere on the body.  Alopecia areata occurs in males and females of all ages, but onset often occurs in childhood. Over 6.6 million people in the United States have or will develop alopecia areata at some point in their lives.  The FDA has identified alopecia areata to be one of the few disease states to be developed under the Patient-Focused Drug Development initiative based on multiple criteria including disease severity and unmet medical needs.

SHAPE’s composition of matter patent in the U.S. extends until at least 2028.  In addition, SHAPE has been granted U.S. orphan drug designation for CTCL.  We have acquired worldwide development and commercialization rights to SHAPE for all indications.

In July 2015, we licensed our worldwide patents for birinapant and SHAPE to two wholly-owned subsidiaries domiciled in the United Kingdom (“UK”), in consideration for installment payments to be recognized over a 10 year period.  Although the license of the intellectual property rights did not result in any gain or loss in our consolidated financial statements, the transaction did result in a taxable gain in the United States and we are utilizing available federal and state net operating loss carryforwards to offset this taxable gain.  The UK subsidiaries will be responsible for the future development and commercialization of birinapant and SHAPE, and will recognize the net profits or losses generated from those activities.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our accumulated deficit through September 30, 2015 was $161.3 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $6.0 million, $6.1 million, $14.0 million and $20.3 million during the three months ended September 30, 2014 and 2015, and the nine months ended September 30, 2014 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our Common Stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In December 2013 we sold 8,222,115 shares of Common Stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued convertible notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  In 2015 we sold 1,435,612 shares of Common Stock under a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) for net proceeds of $2.6 million.  As of December 31, 2014 and September 30, 2015, we had $53.7 million and $29.5 million in cash, cash equivalents and investments, respectively.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of birinapant and SHAPE. Our short- and long-term capital requirements depend upon a variety of factors, including our clinical development plan and various other factors discussed below. We believe that our existing cash, cash equivalents and investments as of September 30, 2015 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2016. However, we will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of our planned research and development activities with respect to our product candidates.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three and nine months ended September 30, 2014 and 2015, and our financial condition as of December 31, 2014 and September 30, 2015.

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

For the three months ended September 30, 2014 and 2015, and the nine months ended September 30, 2014 and 2015, our general and administrative expenses totaled $2.6 million, $2.5 million, $8.1 million and $8.5 million, respectively. General and administrative expenses remained relatively flat for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, as the increase in stock compensation expense was offset by decreases in legal, personnel, and investor relations expenses.  The increase in general and administrative expenses for the nine months ended September 30, 2015 is due primarily to the increase in stock compensation expense of $1.3 million, offset by a decrease in legal and consulting expenses of $0.8 million due to costs incurred for the acquisition of Shape Pharmaceuticals in 2014.

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

During the three months ended September 30, 2014 and 2015, and the nine months ended September 30, 2014 and 2015, we incurred $6.0 million, $6.1 million, $14.0 million and $20.3 million, respectively, in research and development expenses. Research and development expenses remained relatively flat for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, as the increased spending in the MDS and SHAPE clinical trials and increased stock compensation expenses were offset by decreases in spending on the ovarian and HBV clinical trials and in external research and non-clinical development.  Research and development expenses increased during the nine months ended September 30, 2015, compared to the comparable prior periods, primarily due to increased expenses relating to our MDS, HBV and SHAPE clinical trials, increased headcount and personnel related costs, increased stock based compensation costs, and increased spending in external research and non-clinical development.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Clinical development	$3,289,168	$3,396,136	$6,789,577	$9,898,209
Manufacturing and formulation	483,141	690,388	1,553,356	2,607,049
Personnel related	1,374,398	1,399,265	3,780,275	4,878,750
Stock-based compensation	226,580	385,376	690,355	1,202,335
Consulting	170,681	87,573	446,735	430,785
Other research and non-clinical development	424,213	137,686	694,821	1,235,287
	$5,968,181	$6,096,424	$13,955,119	$20,252,415

The following table summarizes our research and development expenses by targeted indication for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Blood cancers (MDS)	$3,516,214	$4,790,292	$8,071,375	$12,244,848
Solid tumors (CRC and ovarian)	456,541	370,531	1,684,016	1,734,392
Infectious diseases (HBV)	221,344	(57,888)	291,875	1,090,567
Shape (CTCL)	502,076	795,604	719,869	3,343,546
Other pre-clinical and non-indication specific	1,272,006	197,885	3,187,984	1,839,062
	$5,968,181	$6,096,424	$13,955,119	$20,252,415

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

Change in fair value of contingent consideration

The acquisition of Shape includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our consolidated statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  The change in fair value of the contingent consideration of $1.0 million and $1.9 million recorded for the three and nine months ended September 30, 2014, respectively, and $1.1 million and $3.3 million recorded for the three and nine months ended September 30, 2015, respectively, was due to the accretion of the liability to its estimated value at each valuation date due to the passage of time, as there were no other significant changes in the underlying assumptions within the fair value model during these periods.

Change in fair value of derivative liabilities

Certain of our warrants to purchase our Common Stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of these derivative liabilities of $0.1 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, is due primarily to the decrease in the value of our Common Stock during those periods.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  The change in the fair value of this derivative liability of $1.7 million and $1.2 million for the three and nine months ended September 30, 2014, respectively, and $0.4 million and $1.9 million for the three and nine months ended September 30, 2015, respectively, is due primarily to the change in the value of our Common Stock during those periods.

Interest and Other Income

Interest and other income consist principally of interest income earned on cash, cash equivalents and investments.

Interest Expense

Interest expense of $1.6 million and $1.7 million recognized for the three and nine months ended September 30, 2014, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2015, respectively, is attributable to coupon interest, to non-cash interest expense resulting from the accretion of debt discount, and to the amortization of deferred financing costs related to our 8% Notes issued on June 23, 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the nine months ended September 30, 2015 increased to $25.7 million as compared to $21.1 million used in the nine months ended September 30, 2014. This increase was driven primarily by increased costs for research and development and by the increase in prepaid expenses and other assets during the first nine months of 2014 as compared to the decrease during the first nine months of 2015.

Investing Activities.  Cash provided by investing activities was $26.9 million for the nine months ended September 30, 2015 as compared to cash used in investing activities of $61.3 million for the nine months ended September 30, 2014.  Cash provided by investing activities for the nine months ended September 30, 2015 is attributable primarily to the excess of maturities over purchases of short-term investments during the period.  Cash used in investing activities for the nine months ended September 30, 2014 is due primarily to the purchase of Shape Pharmaceuticals in April 2014 and to the purchase of short-term investments during the period with the proceeds from the issuance of our 8% Notes in June 2014.

Financing Activities.  Cash provided by financing activities was $1.8 million for the nine months ended September 30, 2015 as compared to cash provided by financing activities of $44.3 million for the nine months ended September 30, 2014.  Cash provided by financing activities for the nine months ended September 30, 2015 is attributable to the sale of Common Stock to LPC for net proceeds of $2.6 million, offset by payments made to retire convertible notes during the period.  Cash provided by financing activities for the nine months ended September 30, 2014 is attributable to the issuance of our 8% Notes and to proceeds from the exercise of stock options during the period.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $9.3 million, $10.9 million, $24.0 million and $35.5 million for the three months ended September 30, 2014 and 2015, and the nine months ended September 30, 2014 and 2015, respectively. Our operating activities used $21.1 million and $25.7 million of cash flows during the nine months ended September 30, 2014 and 2015, respectively. At September 30, 2015, we had an accumulated deficit of $161.3 million, working capital of $26.1 million and cash, cash equivalents and investments of $29.5 million. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our Common Stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In December 2013 we sold 8,222,115 shares of Common Stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued our 8% Notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  In 2015 we sold 1,435,612 shares of Common Stock under a purchase agreement with LPC for net proceeds of $2.6 million.  As of December 31, 2014 and September 30, 2015, we had $53.7 million and $29.5 million in cash, cash equivalents and investments, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

Date: November 4, 2015	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2015	By:	/s/ PETE A. MEYERS
Pete A. Meyers
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1

Purchase Agreement, dated as of August 24, 2015, by and between TetraLogic Pharmaceuticals Corporation and Lincoln Park Capital Fund, LLC, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed on August 25, 2015.

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
101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i)  Consolidated Balance Sheets as of December 31, 2014 and September 30, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2015, (iii)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2015, and (iv) Notes to Consolidated Financial Statements.