Form 10-K
period 2015-12-31
TETRALOGIC PHARMACEUTICALS CORP
filed 2016-03-16
CIK 1361248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non‑affiliates of the registrant, as of June 30, 2015,  the last business day of the registrant’s most recently completed second quarter, was approximately $28.4 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2015. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting common stock of the registrant as of June 30, 2015.

The number of shares of the registrant’s common stock outstanding as of March 10, 2016 was 24,769,083.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Form 10‑K.

i

Cautionary Note Regarding Forward‑Looking Statements and Industry Data

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We may, in some cases, use terms such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “projects,” “intends,” “potential,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•	our ability to raise additional capital to fund our operations and pay our existing indebtedness;
•	our ability to make payments on our existing indebtedness when due;
•	the dilution of existing stockholders from the conversion of our convertible notes or additional share issuances;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	the success and timing of our pre-clinical studies and clinical trials;
•	our ability to continue as a going concern without raising additional capital;
•	our ability to comply with the listing requirements of the NASDAQ Global Market;
•	the potential that results of pre-clinical studies and clinical trials indicate birinapant and suberohydroxamic acid 4-methoxycarbonyl phenyl ester, or SHAPE, are unsafe or ineffective;
•	our exposure to business disruptions;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;
•	our plans and ability to develop and commercialize our product candidates;
•	our ability to acquire or license additional product candidates;
•	our failure to retain key scientific or management personnel or to retain our remaining executive officers;

•	the size and growth of the potential markets for our product candidates, rate and degree of market acceptance of our product candidates and our ability to serve those markets;
•	legal and regulatory developments in the U.S. and foreign countries;
•	our ability to limit our exposure to product liability and securities related lawsuits;
•	our exposure to scrutiny and increased expenses as a result of being a public company;
•	the successful development of our commercialization capabilities, including sales and marketing capabilities;
•	recently enacted and future legislation regarding the healthcare system;
•	the success of competing therapies and products that are or become available;
•	our ability to acquire products or product candidates with acceptable economics;
•	obtaining and maintaining intellectual property protection for birinapant, SHAPE and our proprietary technology;
•	the decrease in the market price of our common stock from the issuance of additional shares of or instruments convertible into common stock; and
•	our dependence on third parties in the conduct of our pre-clinical studies and clinical trials.

Birinapant and SHAPE are our only investigational drugs undergoing clinical development and have not been approved by the U.S. Food and Drug Administration, or FDA, or submitted to the FDA for approval. Birinapant and SHAPE have not been, nor may ever be, approved by any regulatory agency or marketed anywhere in the world. Statements contained in this report should not be deemed to be promotional.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule therapeutics in oncology, infectious diseases and autoimmune diseases. We currently have two clinical-stage product candidates in development: birinapant and SHAPE.   In May 2015, we temporarily halted the birinapant chronic hepatitis B virus, or HBV, clinical trial, and in January 2016 we terminated the birinapant myelodysplastic syndromes, or MDS, clinical trial due to disappointing results in the trial. We have, however, applied to re-commence the HBV clinical trial in India and our application is currently under review by the Indian regulatory authority. We are also exploring strategic alternatives with respect to birinapant, including the potential out-licensing of birinapant to interested partners.

In January 2016, our board of directors authorized a reduction in our staff which we expect to complete in the first half of 2016. Our Chief Scientific Officer and our Chief Operating Officer are included in those reductions.  Following the reduction, we will have only nine remaining employees.  In connection with these reductions, we expect to incur a one–time restructuring charge of approximately $2.2 million in the first half of fiscal 2016, which may increase later in the year, depending on potential facility-related charges and other write-downs that have not yet been finalized.

On January 20, 2016, we were notified by The NASDAQ Stock Market LLC, or Nasdaq, that we were no longer in compliance with the minimum market value listing requirements of the exchange and that we have until July 18, 2016 to regain compliance with this requirement or face delisting. On February 23, 2016, we were notified by Nasdaq that we were no longer in compliance with the minimum bid price requirements of the exchange and that we have until August 22, 2016 to regain compliance with this requirement or face delisting. We are currently considering available options to regain compliance.

On January 28, 2016, we announced that we retained Houlihan Lokey Capital, Inc., as our financial advisor, to provide financial advisory, restructuring and investment banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives. We are currently focusing on our clinical programs and exploring various alternatives, but can give no assurance that our clinical programs will yield any commercially viable product or that a transaction of any kind will occur.

SHAPE

SHAPE is our proprietary histone deacetylase, or HDAC, inhibitor that we are developing for topical use for the treatment of early-stage cutaneous T-cell lymphoma, or CTCL, and we are exploring studying SHAPE in alopecia areata, an autoimmune skin disease resulting in the loss of hair on the scalp and elsewhere on the body. SHAPE has been granted U.S. orphan drug designation for CTCL. CTCL is a form of non-Hodgkin T-cell lymphoma which primarily manifests in the skin.  The majority of CTCL cases are indolent; however, there are rare cases of CTCL that are aggressive and life-threatening.  HDAC is a validated cancer target, and HDAC inhibitors, or HDACi, are a proven class of anti-cancer drugs for CTCL.  SHAPE is a novel therapeutic, designed to maximize HDAC inhibition locally in the skin with limited systemic exposure, and it has characteristics that could allow its topical use over large body surface areas with minimal systemic absorption.  By potentially avoiding toxicities typical of systemically-administered HDACi’s, SHAPE may provide a more favorable safety profile than current HDACi’s delivered orally or intravenously.  SHAPE has been evaluated in a randomized, placebo-controlled dose escalation Phase 1 clinical trial in early-stage CTCL.  SHAPE was well-tolerated, and it demonstrated evidence of clinical activity with partial responses, or PRs, observed in certain subjects after 28 days of application.

On January 6, 2016, we announced that we had undertaken an interim analysis of our randomized Phase 2 clinical trial of SHAPE.  The clinical trial was designed to investigate the safety and efficacy of three different dosing regimens of SHAPE in patients suffering from earlier stage CTCL.  All patients in the clinical trial had received prior therapy either in the form of topical steroids, UV light therapy, topical nitrogen mustard, or some other agent.  Twenty-eight of 34 patients were evaluable for response at the six month time point. After six months of treatment, eight of 34 patients exhibited a response to treatment as assessed by the Composite Assessment of Index Lesion Severity, or CAILS, the primary endpoint, and a further 18 had stable disease.  Using the modified Severity Weighted Assessment Tool, or mSWAT, a secondary endpoint in the clinical trial, 11 of 34 patients responded and a further 14 patients had stable disease at the six month endpoint.

The interim results taken during this Phase 2 clinical trial demonstrated that SHAPE also showed improvement in pruritus (itch), a significant symptom associated with CTCL.  Thirty-eight percent of patients demonstrated a clinically meaningful decrease in pruritus during the clinical trial as measured by a Visual Analog Scale. SHAPE was well tolerated by patients in the clinical trial.  The 60 patient clinical trial is now fully enrolled, and we expect that final results will be available in mid-2016.

SHAPE’s composition of matter patent in the U.S. extends until at least 2028.  We have acquired worldwide development and commercialization rights to SHAPE for all indications.

Birinapant

Birinapant is a novel small molecule therapeutic that mimics Second Mitochondrial Activator of Caspases, or SMAC-mimetic, which leads to apoptosis, or cell-death, in damaged cells.  In June 2014, we commenced a randomized, double-blind placebo-controlled Phase 2 clinical trial of birinapant administered with azacitidine in subjects with previously untreated, higher risk MDS. On January 6, 2016, we announced interim results from this study in which birinapant did not demonstrate any clinical benefit over placebo on the primary endpoint of response rate after four months of therapy and met the bounds for futility.  This interim analysis included the first 62 patients randomized in the trial. As a result, the MDS clinical trial was terminated as of January 6, 2016.

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

In May 2015, we temporarily halted the birinapant chronic HBV multiple ascending dose trial being conducted in Australia due to cranial nerve palsies observed in the first cohort.  In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic HBV subjects.  These subjects will not be taking any antiviral medication.  In the single ascending dose phase of the trial, subjects will be given a single dose of birinapant.  The dose of birinapant will be escalated until at least one of the subjects shows evidence of activity, defined as a transient increase in liver transaminases and/or a decline in circulating viral DNA.  At that point the cohort will be expanded and additional subjects will each receive four weekly administrations, at that dose, of birinapant.  The starting dose of birinapant will be 2.8 mg/m2.  We have retained a clinical research organization to initiate this trial at multiple sites.   The application to commence the clinical trial is currently under review by the Indian regulatory authority. However, there is no assurance that approval will be forthcoming.  Timing of results will depend upon receiving approval to proceed, enrollment rates and the cohort in which activity, if any, is seen.

We discovered birinapant, and its composition of matter patent in the U.S. extends until at least 2030.  We have retained worldwide development and commercialization rights for all indications.

We are also exploring strategic alternatives with respect to birinapant, including the potential out-licensing of birinapant to interested partners.

Research and Development

We incurred research and development expenses of $20.3 million for the year ended December 31, 2014 and $27.4 million for the year ended December 31, 2015.

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

Phase 1 Clinical trial

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

Local pharmacokinetic (PK) effect of SHAPE on treated skin lesions

The clinical effect of SHAPE on treated skin lesions was evaluated using the Composite Assessment of Index Lesion Severity, or CAILS, scoring system. The CAILS scoring system is a composite scale to evaluate the clinical signs for each index lesion. Subjects had 1–5 index lesions for assessment. Individual index lesions were graded at each visit. Assessments of each lesion included scaling, erythema, plaque elevation, and index lesion area. A CAILS score was generated by a summation of the grades for each index lesion for each of the assessments. A complete response, or CR, is defined as a 100% decrease in the CAILS score and a PR is defined as a 50% to 99% decrease. Stable disease is defined as less than a 25% increase to less than a 50% decrease and progressive disease is defined as a greater than 25% increase.

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

In January 2016, we announced an interim analysis of this randomized Phase 2 clinical trial of SHAPE.  The clinical trial was designed to investigate the safety and efficacy of three different dosing regimens of SHAPE in patients suffering from earlier stage cutaneous T-cell lymphoma (CTCL).  All patients in the study had received prior therapy either in the form of topical steroids, UV light therapy, topical nitrogen mustard, or some other agent.  Twenty-eight of 34 patients were evaluable for response at the 6-month time point.  At that time point, 8 patients exhibited a response to treatment as assessed by CAILS, the primary endpoint, and a further 18 had stable disease.  Using the mSWAT, a secondary endpoint in the study, 11 patients responded and a further 14 patients had stable disease at the 6-month endpoint.  SHAPE also showed improvement in pruritus (itch), a significant symptom associated with CTCL.  Thirty-eight percent of patients demonstrated a clinically meaningful decrease in pruritus during the study as measured by a Visual Analog Scale, including all 8 patients in the highest dose group.  The drug was well tolerated by patients in the study.  The 60 patient study is now fully enrolled, and the company expects that final results will be available in mid-2016.

Alopecia Areata

On November 2, 2015, we announced that we have an open U.S. Investigational New Drug application in support of a Phase 2 clinical trial of SHAPE in approximately forty subjects with alopecia areata.  Alopecia areata is an autoimmune skin disease resulting in the loss of hair on the scalp and elsewhere on the body.  Alopecia areata occurs in males and females of all ages, but onset often occurs in childhood. Over 6.6 million people in the United States have or will develop alopecia areata at some point in their lives.  Current US prevalence is approximately 500,000 patients.  The FDA has identified alopecia areata to be one of the few disease states to be developed under the Patient-Focused Drug Development initiative based on multiple criteria including disease severity and unmet medical needs.  We have not yet commenced the Phase 2 clinical trial of SHAPE in alopecia areata

Rationale for treatment with SHAPE

Disruption of hair follicles by infiltrating cytotoxic CD8+ T-cells is a key event in the progression of alopecia areata that depends upon IFNγ induced activation of the JAK/STAT signal transduction pathway.  Because HDAC inhibition has been shown to both disrupt the IFNγ-mediated activation of JAK/STAT and suppress the cytotoxic CD8+ T-cells through activation of regulatory T-cells, the company believes that SHAPE, a topical HDAC inhibitor, may effectively treat alopecia areata.

Introduction to Apoptosis

The mechanism of controlling programmed cell death in both normal and abnormal cells is fundamentally important to maintaining human health.  The process of cellular self‑destruction is known as apoptosis. There are multiple checks and balances within a cell to ensure that healthy cells do not undergo apoptosis, and that abnormal cells do undergo apoptosis and are cleared from the body.   In certain cancers and intra-cellular infections, abnormal cells that should be naturally cleared from the body manage to escape apoptosis. As a result, cells that should self‑destruct actually survive and even proliferate or propagate infection, leading to multiple disease complications.

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

We believe that novel small molecule therapies that mimic SMAC, or SMAC‑mimetics, have the potential to inhibit IAPs and re‑establish the TNF self‑destruction signal. Our therapeutic focus is centered on the development of SMAC‑mimetics.  This is a novel approach and there are no SMAC mimetics currently on the market.

IAPs have multiple and distinct regions that are responsible for different functions.  The principal target of birinapant is the IAP, cIAP1.

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

Overview of Our Birinapant Clinical Programs

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

For an acute infection, there is generally no treatment other than rest and supportive measures to manage any symptoms. There are several approved drugs in the U.S. for chronic HBV, including Intron A (interferon alpha-2b), Pegasys (peg-INF alpha-2b), Epivir-HBV (lamivudine), Hepsera (adefovir), Baraclude (entecavir), Tyzeka (telbivudine) and Viread (tenofivir). These drugs slow down viral replication by suppressing the production and release of viral particles, but they do not suppress the production and release of viral proteins.  In rare cases, they may eliminate the virus completely.

Rationale for treatment with birinapant

We have conducted pre‑clinical studies to evaluate the potential of birinapant as a therapeutic for chronic HBV. There are no drugs currently on the market that specifically target IAPs to induce apoptosis in HBV infected cells as a strategy for therapy. Using a mouse model of HBV, birinapant was well tolerated and showed activity in the clearance of cells infected with HBV. The clearance was additive when administered with entecavir, the standard of care therapy for HBV. Birinapant caused eradication of HBsAg and the formation of antibodies to HBsAb whereas entecavir when used alone did not. These pre-clinical studies are ongoing to understand the action of birinapant in greater detail in HBV, and to determine the spectrum of potential therapeutic activity of birinapant in other infectious diseases. Consistent with these results, birinapant demonstrated activity at clinically achievable study drug exposures in studies of HIV in human blood cells in vitro. It was also active in a mouse models of HIV, tuberculosis and legionella. We have entered into a research collaboration with the Walter and Eliza Hall Institute of Medical Research, or WEHI, based in Melbourne, Australia, to examine SMAC-mimetics, including birinapant, in the treatment of infectious disease.

Clinical trial

A randomized, placebo-controlled, multiple ascending dose Phase 1 clinical trial of birinapant in subjects with chronic HBV was initiated in the fourth quarter of 2014. The clinical trial was conducted in subjects over the age of 18 with HBV who were receiving treatment with either tenofavir or entecavir and who were HBsAg positive.

In May 2015, we discontinued that study due to cranial nerve palsies observed in the first cohort.  In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic HBV subjects.  These subjects will not be taking any antiviral medication.  In the single ascending dose phase of the trial, subjects will be given a single dose of birinapant.  The dose of birinapant will be escalated until at least one of the subjects shows evidence of activity, defined as a transient increase in liver transaminases and/or a decline in circulating viral DNA.  At that point the cohort will be expanded and additional subjects will each receive four weekly administrations, at that dose, of birinapant.  The starting dose of birinapant will be 2.8 mg/m2.  We have retained a clinical research organization to initiate this trial at multiple sites in India in the first half of 2016.   The application to commence the clinical trial is currently under review by the Indian regulatory authority, and there is no assurance that approval will be forthcoming.  Timing of results will depend upon receiving approval to proceed, enrollment rates and the cohort in which activity, if any, is seen.

Myelodysplastic Syndromes (MDS)

In June 2014, we commenced a randomized, double-blind placebo-controlled Phase 2 clinical trial of birinapant administered with azacitidine in subjects with previously untreated, higher risk MDS.  On January 6, 2016, we announced interim results from this study in which birinapant did not demonstrate any clinical benefit over placebo on the primary endpoint of response rate after four months of therapy and met the bounds for futility.  This interim analysis included the first 62 patients randomized in the trial.  As a result, the MDS clinical trial was terminated as of January 6, 2016.

Our Strategy

Our goal is to maximize the potential value of SHAPE and birinapant.  The key elements of our strategy to achieve these goals include:

•	exploring strategic alternatives;
•	pursuing regulatory approval of SHAPE in early-stage CTCL;
•	out-licensing birinapant;
•	controlling operating expenses and reducing ongoing cash requirements; and
•	considering transactions and collaborations to fund development of our clinical programs.

On January 28, 2016, we announced that we retained Houlihan Lokey Capital, Inc., as our financial advisor, to provide financial advisory, restructuring and investment banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives. We are entertaining offers to purchase either one or both of our primary molecules: SHAPE and birinapant.  We are also exploring collaborative arrangements, including joint ventures and licensing agreements. We can give no assurance that a transaction of any kind will occur.

License Agreement with Harvard University and Dana-Farber Cancer Institute

In October 2008, Shape Pharmaceuticals entered into a license agreement with Harvard University and Dana-Farber Cancer Institute, Inc., or the Licensors, to grant a license under its interest in certain patent rights as defined in the license agreement, which include claims covering the composition of the SHAPE molecule.  The agreement contains a right by us to sublicense.  The Licensors received 400,000 shares of common stock of Shape Pharmaceuticals, in consideration for the grant of the license, for which they received a payment of $213,317 when we acquired Shape Pharmaceuticals in April 2014.  We also paid the Licensors an annual maintenance fee of $100,000 in 2012 and will pay $50,000 on the fifth anniversary of the effective date of the agreement and on each subsequent anniversary date thereafter as long as the license agreement remains in full force and effect.  The annual maintenance fee of $50,000 was paid in 2013, 2014 and 2015.  As defined in the license agreement, we may be required to pay milestones on an indication-by-indication basis of up to $4,450,000 in the aggregate and/or royalties of net sales of developed products, if and when achieved. Annual maintenance fee payments can be used to offset milestone obligations. We paid a milestone payment of $100,000 during the year ended December 31, 2011.  We have the right to terminate the agreement upon 60 days’ written notice.

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

In addition, some of our obligations under the funding agreement will remain in effect until the completion of specified milestones and payments to LLS. Assuming the successful outcome of the development activities covered by the LLS funding agreement and our receipt of necessary regulatory approvals, we will be required to take commercially reasonable steps through 2019 to advance the development of SHAPE in clinical trials and to bring SHAPE to practical application for CTCL in a major market country, provided that we reasonably believe the product is safe and effective. We believe that we can satisfy our obligation by out-licensing SHAPE to, or partnering SHAPE with, a third party. We are required to report to LLS on our efforts and results with respect to continuing development of SHAPE. Our failure to perform these diligence obligations, even if we successfully achieve the specified development milestones, would require us to pay back to LLS the total amount of the funding we received from them, unless an exception applies. If LLS were to claim that such failure occurred and we disagreed with such claim, the dispute would be settled through binding arbitration. In connection with the accounting for the acquisition of Shape Pharmaceuticals, we estimated the fair value of this potential obligation to be $200,000, which is included within contingent consideration and other liabilities in our December 31, 2014 and December 31, 2015 balance sheet.

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

License Agreement with Walter and Eliza Hall Institute

In January 2014, we entered into a license agreement with WEHI in Melbourne, Australia for worldwide exclusive rights to a patent application and any patents issuing therefrom relating to a method of treating intracellular infections involving the administration of an IAP antagonist, which is being used to further our HBV program. WEHI will perform research and development services for which we will be making payments over the first four years of the agreement in the amount of $1.25 million, of which we have paid $1 million to date.  We are obligated to pay royalties as a percentage of net sales of 2% for products that are based either on the licensed patents or any patents arising from research performed by WEHI.  We are also obligated to pay royalties as a percentage of net income of 15% received from sublicensing the licensed patents or any patents arising from research performed by WEHI to a third party.  We may also be required to make milestone payments to WEHI of up to $3,750,000 for the first indication and up to $1,875,000 for each of the next two indications based on the commencement of certain clinical trials and the filing and approval of new drug applications.

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

Intellectual Property

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

Many pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the fields of oncology, infectious diseases and autoimmune diseases and filing patent applications potentially relevant to our business. Even when a third‑party patent is identified, we may conclude upon a thorough analysis, that we do not infringe upon the patent or that the patent is invalid. If the third‑party patent owner disagrees with our conclusion and we continue with the business activity in question, we may be subject to patent litigation. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third‑party patent invalid or non‑infringed by our activity. In either scenario, patent litigation typically is costly and time‑consuming, and the outcome can be favorable or unfavorable.

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

In July 2015, we assigned our worldwide patents for birinapant and SHAPE to two wholly-owned subsidiaries domiciled in the United Kingdom (“UK”), in consideration for payments to be made over a 10-year period.  Although the assignment of the intellectual property rights did not result in any gain or loss in our consolidated financial statements, the transaction did result in a taxable gain in the United States and we are utilizing available federal and state net operating loss carryforwards to offset this taxable gain.  The UK subsidiaries will be responsible for the future development and commercialization of birinapant and SHAPE, and will recognize the net profits or losses generated from those activities.

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

Alopecia Areata

The FDA has identified alopecia areata to be one of the few disease states to be developed under the Patient-Focused Drug Development initiative based on multiple criteria including disease severity and unmet medical needs.  There is no cure for alopecia areata, and no products have been approved by the FDA for the treatment of alopecia areata.  Treatments include corticosteroid injections or pills, Rogaine (minoxidil), marketed by Johnson & Johnson, and topical products such as anthralin and diphencyprone.

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

Post‑Approval Regulations

After regulatory approval of a drug is obtained, a company is required to comply with a number of post‑approval requirements. For example, as a condition of approval of an NDA, the FDA may require post‑marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that subjects in clinical trials be followed for long periods to determine the overall survival benefit of the drug. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional materials for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the drug or biological product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third‑party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

EMPLOYEES

As of December 31, 2015, we had 29 full‑time employees and one part‑time employee, of whom 10 hold Ph.D. degrees and three hold M.D. (or international M.D.‑equivalent) degrees. We have no collective bargaining agreements with our employees and none are represented by labor unions. We have not experienced any work stoppages. We believe our relationship with our employees is satisfactory.

On January 19, 2016, we authorized a reduction in staff to control operating expenses and reduce ongoing cash requirements.  After the reduction, we will have only nine remaining employees.  We believe that the actions associated with the reductions will be completed in the first half of 2016. As of March 10, 2016, we had 11 employees.

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

Risks Related to Our Financial Position and Capital Needs

We are a clinical-stage biopharmaceutical company with no revenues and have incurred significant losses since our inception.  We anticipate that we will continue to incur losses in the foreseeable future.

We are a clinical‑stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk of failure to gain regulatory approval or become commercially viable. Our product candidates are still at the early stages of clinical development and we have experienced setbacks with some of our clinical trials for our product candidates. All of our other compounds are pre‑clinical. We do not have any products approved by regulatory authorities for marketing and have not generated any revenue from product sales.   At the same time, we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we have no revenues, we are not profitable and we have incurred losses in every reporting period since our inception in 2003.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the research and development of, and seek regulatory approvals for, our product candidates, and potentially begin to commercialize our product candidates, if they receive regulatory approval. These expenses and losses may increase as we encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.  If our product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no source of product revenue and may never be able to generate revenues.

We have not generated any revenues from commercial product sales and we currently have no commercial products. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize our product candidates or other product candidates that we may develop, in‑license or acquire in the future. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when it will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from our product candidates or any other future product candidates also depends on a number of additional factors, including our ability to:

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

We have experienced setbacks in some of the clinical trials for our product candidates and our product candidates may not advance through development or achieve the endpoints of applicable clinical trials. Even if we are able to complete the development and regulatory process for our product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate revenues from the sale of our product candidates or any future commercial products, we may not become profitable and will need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, and we are not successful in obtaining additional funding, then we may be unable to continue our operations at planned levels.

We will require significant additional capital to fund our operations and may not be able to raise such additional funds. If we fail to obtain the necessary financing, we may be unable to complete the development and potential commercialization of our product candidates and we will need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our company or our assets.

We will continue to require significant additional capital for the clinical development and potential commercialization of our product candidates. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements through December 31, 2016. We have based this estimate on assumptions that may prove to be wrong, and we could deploy our available capital resources sooner than we currently expect.

Our ability to raise additional capital will depend on many factors, including, but not limited to the following factors:

•	market conditions for debt or equity financing;
•	the initiation, progress, timing, costs and results of pre‑clinical studies and clinical trials for our product candidates or any other future product candidates;
•	investors’ and lenders’ belief in our business plan and our ability to continue as a going concern;
•	our ability to continue to comply with our obligations under our existing indebtedness;
•	the number and characteristics of product candidates that we discover or in‑license and develop;
•

the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the effect of competing technological and market developments;
•	the costs and timing of the implementation of commercial‑scale manufacturing activities; and

•	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

The recent failure of our MDS clinical trial with birinapant has seriously damaged our ability to raise new financing in the near future. If we are unable to obtain necessary financing, our ability to complete the development and potential commercialization of our product candidates will be compromised and we will need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our company or our assets.  We cannot assure you that we will be able to obtain additional financing on terms we deem to be commercially reasonable, if at all or that the third-party financing that we do obtain will be sufficient to cover our operating expenses, debt expenses and other payment obligations.  If we fail to obtain the third-party financing we require, we may be unable to continue our operations at the planned levels or at all. We may then have to sell our company or our assets or file for, or be forced to resort to, bankruptcy protection or liquidation.

We have a large amount of indebtedness and may not have sufficient cash flow to make payments on our indebtedness when due, which could result in our bankruptcy and restructuring or liquidation.

We have $43.75 million in aggregate principal amount of debt outstanding under our 8% Notes as of December 31, 2015.  Because we have no revenues and are dependent on additional financing to fund our operations and debt payment obligations, we may not have the ability to make payments on our 8% Notes when they become due.  Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 8% Notes, depends on our future performance, which is subject to regulatory, economic, financial, competitive and other factors beyond our control, and our ability to raise equity capital. If we are unable to generate revenues, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  We can give no assurance that we will be able to refinance our indebtedness. A failure to make any payment obligation under our 8% Notes when due will result in an acceleration of the entire indebtedness outstanding under the 8% Notes, which in turn would result in a restructuring or our bankruptcy and liquidation if we cannot refinance such debt.

We may not be able to regain compliance with the continued listing requirements of the NASDAQ Global Market, which could result in a delisting and a put right or default under our 8% Notes, which could result in an acceleration of our payment obligations thereunder.

We received written notices from the Listing Qualifications Department of Nasdaq on January 20, 2016 and February 23, 2016 notifying us that we did not meet certain minimum listing requirements for listing our common stock on the Nasdaq Global Market.  Specifically, we were not in compliance with the minimum bid price requirement of $1.00 for our common stock, the minimum publicly held market value requirement of $15 million for our outstanding common stock, or the minimum total market value requirement of $50 million for our outstanding common stock.   If we are not able to regain compliance with Nasdaq listing rules within the specified time period (generally 180 days from the date of notice), we will be delisted from the Nasdaq Global Market.  This event would be considered a fundamental change under the indenture for our 8% Notes, and we could be required by the noteholders to purchase for cash all of the outstanding 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes ($43.75 million of which are outstanding as of December 31, 2015) plus accrued and unpaid interest.  To regain compliance, the minimum total market value of our common stock would need to reach at least $50 million for 10 consecutive business days by July 18, 2016, the minimum bid price of our common stock would need to reach at least $1.00 for 10 consecutive business days by August 22, 2016, and the minimum publicly held market value of our common stock would need to reach at least $15 million for 10 consecutive business days by August 22, 2016.   All of these events are outside of our control at this time.  Should the delisting of our common stock occur during the second half of 2016, we do not currently have sufficient funds on hand to pay the put price under the 8% Notes if the holders exercise their put right.  Although we are currently considering available options to resolve our compliance with Nasdaq listing rules, we have no assurance that this will occur within the necessary time period to prevent delisting.  In addition, we have no assurance that we will be able to obtain sufficient funds to meet our obligations with respect to the 8% Notes in the event that delisting occurs. If these events occur, it would result in a restructuring or our bankruptcy and liquidation if we cannot refinance such debt.

If we are able to gain compliance with the continued listing requirements of the NASDAQ Global market and avoid a delisting and a put right under our 8% Notes,  we estimate that our existing cash, cash equivalents and short-term investments as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements only through December 31, 2016 without any new capital infusion.

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $20.4 million. We estimate that this amount will be sufficient to fund our operations through December 31, 2016. Therefore, we need to complete an additional financing or strategic transaction before December 31, 2016 to continue as a going concern, or we may be forced to sell our company or our assets, cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or otherwise liquidate and dissolve our company.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this annual report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect or we could determine earlier that a sale of our company or our assets, petition for relief under the provisions of the U.S. Bankruptcy Code, or other liquidation or dissolution of our company is warranted.

The report of our independent registered public accounting firm contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains explanatory language that substantial doubt exists about our ability to continue as a going concern, without raising additional capital. In addition, the report notes that the 8% Notes may become due and payable during 2016 should our common stock be delisted from the Nasdaq Global Market. We continue to seek other sources of capital, but if we are unable to obtain sufficient financing to support and complete these activities, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We intend to expend our limited resources to pursue birinapant and SHAPE, and may fail to capitalize on other technologies, product candidates or other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to birinapant and SHAPE, which concentrates the risk of product failure in the event birinapant and/or SHAPE prove to be unsafe or ineffective. As a result, we may forego or delay pursuit of opportunities with other technologies, product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to birinapant and SHAPE may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for birinapant or SHAPE, we may relinquish valuable rights to birinapant and/or SHAPE through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to birinapant and/or SHAPE.

Our indebtedness and other obligations impose significant restrictions on our ability to conduct our business.

Our indebtedness, including our 8% Notes, impose significant restrictions on our ability to conduct our business.  For example, they:

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

We have significant severance obligations associated with our reduction in staff, which could negatively impact our financial condition.

On January 19, 2016, we authorized the implementation of a 19 person reduction in staff. As a result of the reductions, we expect to record a one-time restructuring charge of approximately $2.2 million in the first half of fiscal 2016, which may increase later in the year, depending on potential facility-related charges and other write-downs that have not yet been finalized. The restructuring charge is associated with the payment of one-time termination benefits that we expect to pay out in cash, of which $600,000 will be paid during the first quarter of fiscal 2016 and the remainder over a period of 18 months beginning April 2016. These termination benefits consist of a severance payment equal to three months’ salary or, in the case of certain senior executives, pursuant to the provisions of their employment agreements, and outplacement assistance. Payment of these termination benefits could have a material adverse effect on our business, results of operations and financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or our product candidates.

We intend to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted.  In addition, the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders.  The market price of shares of our common stock could decrease significantly if we conduct such future offerings, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such offerings or sales may occur.

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

Success in pre‑clinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of our product candidates. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials, similar to our experience with the Phase 2 clinical trial of birinapant administered with azacitidine in subjects with previously untreated, higher risk MDS. Despite the results reported in earlier clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates in any particular jurisdiction. If later‑stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidates may be adversely impacted.

The therapeutic efficacy of our product candidates is unproven in humans, and we may not be able to successfully develop and commercialize our product candidates pursuant to these programs.

Birinapant and SHAPE are novel compounds and their potential benefit as a therapeutic cancer, anti-viral or autoimmune drug, as the case may be, is unproven. Our ability to generate revenues from our product candidates, which we do not expect will occur in the short term, if ever, will depend heavily on their successful development and commercialization after approval, if achieved, which is subject to many potential risks. For example, birinapant or SHAPE may not prove to be an effective inhibitor of the cancer, viral or autoimmune targets, as the case may be, that each is being designed to act against and may not demonstrate in clinical trials any or all of the pharmacological data points that may have been demonstrated in pre‑clinical studies or earlier clinical trials. Birinapant and SHAPE may interact with human biological systems in unforeseen, ineffective or harmful ways. If birinapant and SHAPE are associated with undesirable side effects or has characteristics that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer, infectious diseases and autoimmune diseases have later been found to cause side effects that prevented further development of such compounds. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third‑party licensing or collaboration transactions with respect to, or successfully commercialize our product candidates, in which case we will not achieve profitability and the value of our stock may decline.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other foreign regulator authority will not put clinical trials of birinapant, SHAPE or any other product candidates on clinical hold now or in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•

delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•	delay or failure in recruiting and enrolling suitable patients to participate in a clinical trial;
•	delay or failure in patients completing a clinical trial or returning for post‑treatment follow‑up;

•	clinical sites and investigators deviating from clinical trial protocol, failing to conduct the clinical trial in accordance with regulatory requirements, or dropping out of a clinical trial;
•

inability to identify and maintain a sufficient number of clinical trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same indication;

•	failure of our third‑party clinical trial managers to satisfy their contractual duties or meet expected deadlines;
•	delay or failure in adding new clinical trial sites;
•	ambiguous or negative interim results or results that are inconsistent with earlier results;
•

feedback from the FDA, the IRB, data safety monitoring boards, or DSMB, or a comparable foreign regulatory authority, or results from earlier stage or concurrent pre‑clinical studies and clinical trials, that might require modification to the protocol for the clinical trial;

•

decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or recommendation by a DSMB or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain subject consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and subjects’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved or product candidates that may be studied in competing clinical trials for the indications we are investigating. We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

If we experience delays or new setbacks in the completion of any clinical trial of our product candidates, their commercial prospects might be harmed, and our ability to generate product revenues from our product candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our development and approval process for our product candidates and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the major operators of cancer or infectious and autoimmune disease clinics.

Even if we obtain regulatory approval for our product candidates, they may not gain market acceptance among physicians, healthcare payors, patients or the medical community. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including the:

•	efficacy and safety of our product candidates as demonstrated in clinical trials and post‑marketing experience;
•	clinical indications for which our product candidates may be approved;
•	acceptance by physicians, major operators of cancer or infectious and autoimmune disease clinics and patients of our product candidates as safe and effective treatments;
•	potential and perceived advantages of our product candidates over alternative treatments;
•	safety of our product candidates seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
•	prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	timing of market introduction of our product candidates as well as competitive products;
•	cost of treatment in relation to alternative treatments;
•	availability of coverage and adequate reimbursement and pricing by third‑party payors and government authorities;
•	relative convenience and ease of administration; and
•	effectiveness of any sales and marketing efforts.

Moreover, if our product candidates are approved but fail to achieve market acceptance among physicians, patients, or healthcare payors, we may not be able to generate significant revenues, which would compromise our ability to become profitable.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The study drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims.

Additionally, if our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by our product candidates, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend marketing of our product candidates;
•	regulatory authorities may withdraw their approvals of our product candidates;
•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of our product candidates;
•	we may be required to conduct post‑market studies;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, if approved.

Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for our product candidates, they would be subject to ongoing requirements by the FDA or comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post‑market information. If approved, the safety profile of our product candidates will continue to be closely monitored by the FDA or comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of our product candidates, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a REMS, or similar strategy, impose significant restrictions on indicated uses or marketing, or impose ongoing requirements for potentially costly post‑approval studies or post‑market surveillance. For example, the label ultimately approved for our product candidates, if they achieve marketing approval, may include restrictions on use.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by, among others, the FDA, the DOJ, HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off‑label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign regulatory authorities.

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

Laws and regulations governing international operations may preclude us from developing, manufacturing or selling product candidates outside of the U.S. and require us to develop and implement costly compliance programs.

As we seek to expand our operations outside of the U.S., we must comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti‑bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Healthcare providers, physicians and third‑party payors will play a primary role in the recommendation and prescription of our product candidates if we obtain marketing approval. Our future arrangements with third‑party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third‑party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations (including our marketing, promotion, educational programs, pricing, and relationships with healthcare providers or other entities, among other things) and expose us to areas of risk include the following:

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

•

HIPAA and the rules and regulations promulgated thereunder, establish federal standards for maintaining the privacy and security of certain patient health information known as Protected Health Information. As amended by the Health Information Technology for Economic and Clinical Health Act, HIPAA also establishes federal standards for administrative, technical and physical safeguards relevant to the electronic transmission of Protected Health Information and imposes certain notification obligations in the event of a breach of the privacy or security of Protected Health Information. In addition to adhering to the requirements of HIPAA, entities considered “covered entities” under HIPAA (such as health plans, health care clearinghouses, and certain health care providers) are also required to obtain assurances in the form of a written contract from certain business associates to which they transmit Protected Health Information to ensure that the privacy and security of such information is maintained in accordance with HIPAA requirements;

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing birinapant, as well as for the treatment of early‑stage CTCL for which we are developing SHAPE. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. For example, there are several companies developing product candidates that target the same cancer pathways that we are targeting or that are testing product candidates in the same cancer indications that we are testing. For example, Curis Inc., or Curis (Phase 1), Debiopharma SA, or Debiopharma (Phase 1), and Novartis AG, or Novartis (Phase 2), are all developing IAP inhibitors. Similarly, Merck (Zolinza) and Celgene Corporation (Istodax) have each received approval for HDAC inhibitors as therapeutic options for patients with advanced CTCL, and Eisai Co., Ltd. (Targretin) and Actelion Pharmaceuticals Ltd. (Valchlor) have been approved as topical treatments for early‑stage CTCL. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Birinapant and SHAPE are presently being developed primarily as cancer, infectious diseases and autoimmune therapeutics. There are a variety of available therapies and supportive care products marketed for cancer patients. Some of these other drugs are branded and subject to patent protection, some are in clinical development and not yet approved, and others are available on a generic basis. Many of the approved drugs are well established therapies or products and are widely accepted by physicians, patients and third‑party payors. Insurers and other third‑party payors may also encourage the use of generic products. In addition, birinapant is delivered intravenously, which will require a visit to an oncologist office or a hospital. Some of our competitors are seeking to develop drugs that can be administered by oral delivery, and thus would not require a visit to a doctor for each administration. These factors may make it difficult for us to achieve market acceptance at desired levels and/or in a timely manner to ensure viability of our business.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates by us or our investigators in human clinical trials and will face an even greater risk if we commercially sell our product candidates after obtaining regulatory approval. Product liability claims may be brought against us by patients enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling any product candidate. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

•	decreased demand for such product candidate;
•	termination of clinical trial sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial subjects;
•	significant costs to defend the related litigation;
•	substantial monetary awards to clinical trial subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations;
•	the inability to commercialize our product candidates; and
•	increased scrutiny and potential investigation by, among others, the FDA, DOJ, the Office of the Inspector General of the HHS, state attorneys general, members of Congress and the public.

We currently have $10.0 million in product liability insurance coverage in the aggregate, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates, but we may be unable to obtain commercially reasonable product liability insurance for our product candidates, if approved for marketing. Large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

If our operations expand, we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates, if they are approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

Our future success depends on our ability to retain our executive officers and to retain and motivate qualified personnel.

We are highly dependent upon J. Kevin Buchi, our President and Chief Executive Officer, Pete A. Meyers, our Chief Financial Officer and Treasurer, and Richard L. Sherman, J.D., our Senior Vice President, Strategic Transactions, General Counsel and Secretary. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development, commercialization and strategic objectives.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man‑made disasters or business interruptions, for which we are predominantly self‑insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third‑party manufacturers to produce our product candidates. Our ability to obtain clinical supplies for our product candidates could be disrupted if the operations of these suppliers are affected by a man‑made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

We may not be successful in entering into out-license agreements for birinapant, which may adversely affect our liquidity and business.

We intend to pursue a strategy to out-license birinapant to interested partners in order to provide for payments, funding and/or royalties on product sales. The out-license agreements may also be structured to share in the proceeds received form a collaborator as a result of further development or commercialization of birinapant. We may not be successful, however, in entering into out-licensing agreements with favorable terms as a result of factors, many of which are outside of our control. These factors include:

•	research and spending priorities of potential licensing partners;
•	willingness of, and the resources available to, pharmaceutical and biotechnology companies to in-license drug candidates to fill their clinical pipelines; or
•	our ability or inability to generate proof-of-concept data and to agree with a potential partner on the value of birinapant, or on the related terms.

If we are unable to enter into out-licensing agreements for birinapant and realize license fees when anticipated, it may adversely affect our liquidity and we may be forced to curtail or delay development of birinapant, which in turn may harm our business.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has traded as low as $0.09 during 2016. During 2015, our common stock traded at a low of $0.72 and a high of $6.25. During 2014, our common stock traded at a low of $3.51 and a high of $14.75. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

Year Ended December 31, 2015	HIGH	LOW
First quarter	$6.25	$4.06
Second quarter	$5.30	$1.45
Third quarter	$3.75	$0.72
Fourth quarter	$2.38	$1.30
Year Ended December 31, 2014
First quarter	$14.75	$5.89
Second quarter	$8.26	$3.84
Third quarter	$6.22	$3.55
Fourth quarter	$6.30	$3.51

On March 10, 2016, there were approximately 81 beneficial holders of our common stock. On March 10, 2016, the closing price of our common stock was $0.16.

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

We have derived the following statement of operations data for the years ended December 31, 2014 and 2015 and balance sheet data as of December 31, 2014 and 2015 from our audited financial statements included elsewhere in this annual report. Our historical results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

	Year ended December 31,
	2014	2015
Revenue	$—	$—
Expenses:
General and administrative	10,926,777	11,098,577
Research and development	20,286,826	27,401,669
Impairment of goodwill	—	16,902,466
Change in fair value of contingent consideration	2,572,000	(10,411,686)
Total expenses	33,785,603	44,991,026
Loss from operations	(33,785,603)	(44,991,026)
Change in fair value of derivative liabilities	1,073,198	2,370,193
Interest and other income	112,815	99,605
Debt exchange expense	—	(818,541)
Interest expense	(3,359,389)	(6,384,285)
Net loss	$(35,958,979)	$(49,724,054)
Per share information:
Basic net loss per share of common stock	$(1.61)	$(2.10)
Basic weighted average shares outstanding	22,290,069	23,692,327
Diluted net loss per share of common stock	$(1.63)	$(2.10)
Diluted weighted average shares outstanding	22,351,689	23,730,375

	As of December 31,
	2014	2015
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$53,697,486	$20,409,009
Total assets	116,615,564	64,021,390
Convertible notes payable	27,303,860	28,278,875
Total liabilities	83,213,388	69,962,116
Accumulated deficit	(125,831,217)	(175,555,271)
Total stockholders’ equity (deficit)	33,402,176	(5,940,726)

The adoption of ASU No. 2015-03 resulted in the reclassification of $1.7 million of unamortized deferred financing costs related to the convertible notes payable from total assets to convertible notes payable in the consolidated balance sheet data at December 31, 2014 which is presented above.  See Note 2 to the consolidated financial statements for further detail.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule therapeutics in oncology, infectious diseases and autoimmune diseases. We currently have two clinical-stage product candidates in development: birinapant and SHAPE.   In May 2015, we temporarily halted the birinapant chronic hepatitis B virus, or HBV, clinical trial, and in January 2016 we terminated the birinapant myelodysplastic syndromes, or MDS, clinical trial due to disappointing results in the trial. We have, however, applied to re-commence the HBV clinical trial in India and our application is currently under review by the Indian regulatory authority. We are also exploring strategic alternatives with respect to birinapant, including the potential out-licensing of birinapant to interested partners.

In January 2016, our board of directors authorized a reduction in our staff which we expect to complete in the first half of 2016. Our Chief Scientific Officer and our Chief Operating Officer are included in those reductions.  Following the reduction, we will have only nine remaining employees.  In connection with these reductions, we expect to incur a one–time restructuring charge of approximately $2.2 million in the first half of fiscal 2016, which may increase later in the year, depending on potential facility-related charges and other write-downs that have not yet been finalized.

On January 20, 2016, we were notified by The NASDAQ Stock Market LLC, or Nasdaq, that we were no longer in compliance with the minimum market value listing requirements of the exchange and that we have until July 18, 2016 to regain compliance with this requirement or face delisting. On February 23, 2016, we were notified by Nasdaq that we were no longer in compliance with the minimum bid price requirements of the exchange and that we have until August 22, 2016 to regain compliance with this requirement or face delisting. We are currently considering available options to regain compliance.

On January 28, 2016, we announced that we retained Houlihan Lokey Capital, Inc., as our financial advisor, to provide financial advisory, restructuring and investment banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives. We are currently focusing on our clinical programs and exploring various alternatives, but can give no assurance that our clinical programs will yield any commercially viable product or that a transaction of any kind will occur.

SHAPE is our proprietary histone deacetylase, or HDAC, inhibitor that we are developing for topical use for the treatment of early-stage cutaneous T-cell lymphoma, or CTCL, and we are exploring studying SHAPE in alopecia areata, an autoimmune skin disease resulting in the loss of hair on the scalp and elsewhere on the body. SHAPE has been granted U.S. orphan drug designation for CTCL. CTCL is a form of non-Hodgkin T-cell lymphoma which primarily manifests in the skin.  The majority of CTCL cases are indolent; however, there are rare cases of CTCL that are aggressive and life-threatening.  HDAC is a validated cancer target, and HDAC inhibitors, or HDACi, are a proven class of anti-cancer drugs for CTCL.  SHAPE is a novel therapeutic, designed to maximize HDAC inhibition locally in the skin with limited systemic exposure, and it has characteristics that could allow its topical use over large body surface areas with minimal systemic absorption.  By potentially avoiding toxicities typical of systemically-administered HDACi’s, SHAPE may provide a more favorable safety profile than current HDACi’s delivered orally or intravenously.  SHAPE has been evaluated in a randomized, placebo-controlled dose escalation Phase 1 clinical trial in early-stage CTCL.  SHAPE was well-tolerated, and it demonstrated evidence of clinical activity with partial responses, or PRs, observed in certain subjects after 28 days of application.

On January 6, 2016, we announced that we had undertaken an interim analysis of our randomized Phase 2 clinical trial of SHAPE.  The clinical trial was designed to investigate the safety and efficacy of three different dosing regimens of SHAPE in patients suffering from earlier stage CTCL.  All patients in the clinical trial had received prior therapy either in the form of topical steroids, UV light therapy, topical nitrogen mustard, or some other agent.  Twenty-eight of 34 patients were evaluable for response at the six month time point. After six months of treatment, eight of 34 patients exhibited a response to treatment as assessed by the Composite Assessment of Index Lesion Severity, or CAILS, the primary endpoint, and a further 18 had stable disease.  Using the modified Severity Weighted Assessment Tool, or mSWAT, a secondary endpoint in the clinical trial, 11 of 34 patients responded and a further 14 patients had stable disease at the six month endpoint.

The interim results taken during this Phase 2 clinical trial demonstrated that SHAPE also showed improvement in pruritus (itch), a significant symptom associated with CTCL.  Thirty-eight percent of patients demonstrated a clinically meaningful decrease in pruritus during the clinical trial as measured by a Visual Analog Scale. SHAPE was well tolerated by patients in the clinical trial.  The 60 patient clinical trial is now fully enrolled, and we expect that final results will be available in mid-2016.

SHAPE’s composition of matter patent in the U.S. extends until at least 2028.  We have acquired worldwide development and commercialization rights to SHAPE for all indications.

Birinapant is a novel small molecule therapeutic that mimics Second Mitochondrial Activator of Caspases, or SMAC-mimetic, which leads to apoptosis, or cell-death, in damaged cells.  In June 2014, we commenced a randomized, double-blind placebo-controlled Phase 2 clinical trial of birinapant administered with azacitidine in subjects with previously untreated, higher risk MDS. On January 6, 2016, we announced interim results from this study in which birinapant did not demonstrate any clinical benefit over placebo on the primary endpoint of response rate after four months of therapy and met the bounds for futility.  This interim analysis included the first 62 patients randomized in the trial. As a result, the MDS clinical trial was terminated as of January 6, 2016.

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

In May 2015, we temporarily halted the birinapant chronic HBV multiple ascending dose trial being conducted in Australia due to cranial nerve palsies observed in the first cohort.  In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic HBV subjects.  These subjects will not be taking any antiviral medication.  In the single ascending dose phase of the trial, subjects will be given a single dose of birinapant.  The dose of birinapant will be escalated until at least one of the subjects shows evidence of activity, defined as a transient increase in liver transaminases and/or a decline in circulating viral DNA.  At that point the cohort will be expanded and additional subjects will each receive four weekly administrations, at that dose, of birinapant.  The starting dose of birinapant will be 2.8 mg/m2.  We have retained a clinical research organization to initiate this trial at multiple sites.   The application to commence the clinical trial is currently under review by the Indian regulatory authority. However, there is no assurance that approval will be forthcoming.  Timing of results will depend upon receiving approval to proceed, enrollment rates and the cohort in which activity, if any, is seen.

We discovered birinapant, and its composition of matter patent in the U.S. extends until at least 2030.  We have retained worldwide development and commercialization rights for all indications.

We are also exploring strategic alternatives with respect to birinapant, including the potential out-licensing of birinapant to interested partners.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our accumulated deficit through December 31, 2015 was $175.6 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $20.3 million and $27.4 million during the years ended December 31, 2014 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our common stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued convertible notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  In 2015 we sold 1,435,612 shares of Common Stock under a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) for net proceeds of $2.6 million.  As of December 31, 2014 and December 31, 2015, we had $53.7 million and $20.4 million in cash, cash equivalents and short-term investments, respectively.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of birinapant and SHAPE. Our short- and long-term capital requirements depend upon a variety of factors, including our clinical development plan and various other factors discussed below.

We received written notices from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) on January 20, 2016 and February 23, 2016 notifying us that we did not meet certain minimum listing requirements for listing our common stock on the Nasdaq Global Market.  Specifically, we were not in compliance with the minimum bid price requirement of $1.00 for our common stock, the minimum publicly held market value requirement of $15 million for our outstanding common stock, or the minimum total market value requirement of $50 million for our outstanding common stock.   If we are not able to regain compliance with the Nasdaq listing rules within the specified time period (generally 180 days from the date of notice), we would be delisted from the Nasdaq Global Market.  This event would be considered a fundamental change under the indenture for our 8% Notes, and we could be required by the noteholders to purchase for cash all of the outstanding 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes ($43.75 million of which are outstanding as of December 31, 2015) plus accrued and unpaid interest.  To regain compliance, the minimum total market value of our common stock would need to reach at least $50 million for 10 consecutive business days by July 18, 2016, the minimum bid price of our common stock would need to reach at least $1.00 for 10 consecutive business days by August 22, 2016, and the minimum publicly held market value of our common stock would need to reach at least $15 million for 10 consecutive business days by August 22, 2016.   All of these events are outside of our control at this time.  Should the delisting of our common stock occur during the second half of 2016, we do not currently have sufficient funds on hand to satisfy the obligations for the 8% Notes.  Although we are currently considering available options to resolve our compliance with Nasdaq listing rules, we have no assurance that this will occur within the necessary time period to prevent delisting.  In addition, we have no assurance that we will be able to obtain sufficient funds to meet our obligations with respect to the 8% Notes in the event that delisting occurs.  Should we remain in compliance with the Nasdaq listing requirements, we believe our existing cash and investments will be sufficient to fund our current operating and investing activities through December 31, 2016.  In order for our existing cash and investments to fund operating and investing activities through December 31, 2016, we have limited our planned business activities to the completion of the Phase 2 clinical trial of SHAPE and the winding down of the Phase 2 clinical trial in birinapant in MDS, and we announced a reduction in force in January 2016, which will reduce our headcount to 9 employees by April 2016.

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

•	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing or defending other intellectual property rights;
•	effect of competing technological and market developments;
•	costs and timing of the implementation of commercial-scale manufacturing activities;
•	costs and timing of establishing sales, marketing and distribution capabilities for birinapant, SHAPE and any other future product candidates for which we may receive regulatory approval; and
•	whether we are able to maintain our listing under Nasdaq.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the years ended December 31, 2014 and 2015, and our financial condition as of December 31, 2014 and 2015.

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

In January 2015, we granted stock options for 600,000 shares of our Common Stock and 450,000 shares of restricted stock to certain of our executive officers that include both a service condition and a market condition.  For the stock options, we calculated the fair value of these options using fair value models that consider both the market condition and service condition of the awards, and we recognize compensation expense over the vesting period using the accelerated attribution method.  Should the market condition be reached during the vesting period, all remaining unamortized compensation expense will be recognized at that time.  For the restricted stock, we calculated the fair value of the awards using fair value models that consider both the market condition and the service condition of the awards, and we recognize compensation expense over the vesting period using the straight line method.  Should the market condition be reached during the vesting period, all remaining unamortized compensation expense will be recognized at that time.

For all other stock options issued to employees and members of our board of directors for their services on our board of directors, we estimate the grant date fair value of each option using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, the value of the common stock and expected dividend yields of the common stock. For awards subject to service‑based vesting conditions, we recognize stock‑based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight‑line basis over the requisite service period, which is generally the vesting term. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock‑based payments issued to non‑employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.

Stock‑based compensation expense recognized by award type is as follows:

	Year Ended December 31,
	2014	2015
Option awards	$3,299,870	$4,933,916
Restricted stock awards	84,930	746,437
Total stock-based compensation expense	$3,384,800	$5,680,353

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations is as follows:

	Year Ended December 31,
	2014	2015
Research and development	$933,814	$1,569,886
General and administrative	2,450,986	4,110,467
Total stock-based compensation expense	$3,384,800	$5,680,353

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

Contingent Consideration

In April 2014, we acquired by merger 100% of Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We account for contingent consideration in accordance with applicable guidance provided within ASC 805, Business Combinations.  It is currently estimated that the Shape Pharmaceuticals milestone payments will occur between 2017 and 2021. The range of undiscounted milestones we could be required to pay under our agreement is between zero and $64.5 million.  We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

•	estimated cash flows projected from the success of unapproved product candidates in the U.S. and Rest of World, or ROW;
•	the probability of success for product candidates including risks associated with uncertainty, achievement and payment of milestone events;
•	the time and resources needed to complete the development and approval of product candidates;
•	the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and ROW;
•	the risk adjusted discount rate for fair value measurement; and
•	the credit risk of TetraLogic.

The contingent consideration payments have been recorded as a liability and the fair value is evaluated quarterly or more frequently if circumstances dictate.  Changes in the fair value of contingent consideration are recorded in earnings.    The decrease in the fair value of the contingent consideration liability during 2015 was due primarily to the increase in the credit risk of TetraLogic during the fourth quarter of 2015.

Interest Make-whole Derivative

Our 8% Notes include an interest make-whole feature whereby if a noteholder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability on our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.  During 2015, the decrease in the fair value of the derivative liability is due primarily to the decrease in our stock price

Indefinite-Lived Intangible Assets and Goodwill

Our indefinite-lived intangible assets were $41.6 million at December 31, 2015 and were recorded at fair value as part of the acquisition of Shape Pharmaceuticals, Inc. (“Shape”) in April 2014.  We will transfer the carrying value of the assets to intangible assets and amortize them over their estimated useful life when the development of the assets is complete.  Until that time, we review our indefinite-lived intangible assets for impairment in the fourth quarter on an annual basis, or whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. When performing the review for impairment, we first assess qualitative factors to determine whether it is necessary to recalculate the fair value of the assets.  If we determine, as a result of the qualitative assessment, that it is more likely than not that the fair value of the assets is less than their carrying amount, then we calculate the asset’s fair value based on the present value of the expected future cash flows associated with the use of the asset.  If the carrying value of the assets exceeds its fair value, then the asset is written down to its fair value.  Through December 31, 2015, no impairment of our indefinite-lived intangible assets has occurred.

Goodwill represents the excess of consideration transferred over the fair value of net assets acquired. We recorded $16.9 million in goodwill related to our acquisition of Shape in April 2014.  Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair-value-based test. We perform an annual test of impairment of goodwill in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We utilize a two-step method for determining goodwill impairment.  In the first step, we compare the fair value of our single reporting unit with its carrying value.  If the carrying value exceeds the fair value, then we would perform the second step of the impairment test and allocate the fair value to all assets and liabilities using the authoritative guidance for business combinations, with any residual fair value amount assigned to goodwill.  An impairment charge would be recognized if the implied fair value of our goodwill is less than its carrying value.    We performed this two-step process as of December 31, 2015 and determined that a goodwill impairment existed, due primarily to the significant decrease in the fair value of our single reporting unit.  Accordingly, we recorded a goodwill impairment charge of $16.9 million during the fourth quarter of 2015.

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

For the years ended December 31, 2014 and 2015, our general and administrative expenses totaled approximately $10.9 million, and $11.1 million, respectively. The increase in general and administrative expenses is due primarily to an increase in stock compensation expense of $1.7 million, offset by decreases in compensation costs,  legal expenses, and minor decreases in travel, recruiting, and investor relations expenses.

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

During the years ended December 31, 2014 and 2015, we incurred approximately $20.3 million, and $27.4 million, respectively, in research and development expenses. Research and development expenses increased during the year ended December 31, 2015 primarily due to increased stock compensation expense, increased manufacturing and formulation activities related to SHAPE and increased expenses relating to our MDS, ovarian, HBV and SHAPE clinical trials, offset by lower expenses related to birinapant manufacturing and formulation activities.

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

The following table summarizes our research and development expenses for the years ended December 31, 2014 and 2015:

	Year Ended
	December 31,
	2014	2015
Clinical development	$8,969,010	$14,628,977
Manufacturing and formulation	3,100,528	3,749,743
Personnel related	5,424,838	5,518,958
Stock-based compensation	933,814	1,569,886
Consulting	496,929	485,111
Other research and non-clinical development	1,361,707	1,448,994
	$20,286,826	$27,401,669

The following table summarizes our research and development expenses by targeted indication for the years ended December 31, 2014 and 2015:

	Year Ended
	December 31,
	2014	2015
Blood cancers (MDS)	$10,188,957	$16,266,055
Solid tumors	1,858,584	2,450,948
Infectious diseases (HBV)	578,837	1,325,137
Shape (CTCL)	2,158,114	5,269,472
Other pre-clinical and non-indication specific	5,502,334	2,090,057
	$20,286,826	$27,401,669

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

Change in fair value of contingent consideration

The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  For the years ended December 31, 2014 and 2015,  we recorded a change in fair value of contingent consideration of $2.6 million, and $ (10.4) million, respectively. The change in fair value of the contingent consideration recorded for the year ended December 31, 2014 was due primarily to accretion related to the passage of time.  The change in fair value of the contingent consideration recorded for the year ended December 31, 2015 was due primarily to a significant increase in the credit risk of the Company during the fourth quarter of 2015, as well as due to the  to the effect of changes in assumptions for timing of payments, amount of future royalties, and probability of success based on current facts and circumstances, as well as due to the passage of time.

Change in fair value of derivative liability

Certain of our warrants to purchase our common stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  For the years ended December 31, 2014 and 2015,  we recorded a change in fair value of these derivative liabilities of $0.4 million, and $0.2 million, respectively. The change in the fair value of these derivative liabilities is due primarily to the decrease in the value of our common stock in 2014 and 2015.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations and comprehensive loss as a change in fair value of the derivative liability.  For the years ended December 31, 2014 and 2015,  we recorded a change in fair value of this derivative liability of $0.7 million, and $2.2 million, respectively. The change in the fair value of this derivative liability is due primarily to the decrease in the value of our common stock from the date of issuance of our 8% Notes to December 31, 2014, and the continued decrease during 2015.

Interest and Other Income

Interest and other income consists principally of interest income earned on cash and cash equivalent balances.

Interest Expense

Interest expense of $3.4 million and $6.4 million for the years ended December 31, 2014 and 2015, respectively, is attributable to coupon interest on our 8% Notes and to non-cash interest expense resulting from the accretion of the debt discount and beneficial conversion feature associated with our 8% Notes issued in June 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the year ended December 31, 2015 increased to $34.9 million as compared to $32.4 million used in the year ended December 31, 2014. This increase was driven primarily by increased costs for research and development and by the decrease in prepaid expenses and other assets during 2015 as compared to the increase during 2014.

Investing Activities.  Cash used in investing activities was $54.0 million for the year ended December 31, 2014 as compared to cash provided by investing activities of  $35.4 million for the year ended December 31,  2015.  Cash provided by investing activities in 2015 is attributable primarily to the excess of maturities over purchases of investments during the period.  Cash used in investing activities in 2014 is due primarily to the purchase of Shape Pharmaceuticals in April 2014 for $12.8 million, net of cash received, and to the purchase of short-term investments in corporate bonds and commercial paper with the proceeds from the issuance of our 8% Notes in June 2014.

Financing Activities.  Cash provided by financing activities was $44.3 million and $1.8 million for the years ended December 31, 2014 and 2015, respectively.  Cash provided by financing activities in 2014 is attributable primarily to the proceeds from the issuance of our 8% Notes in June 2014.  In 2015, cash provided from financing activities is mostly attributable to the sale of Common Stock to LPC for net proceeds of $2.6 million, offset by payments made to retire convertible notes during the period.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $36.0 million and $49.7 million for the years ended December 31, 2014 and 2015, respectively. Our operating activities used $32.4 million and $34.9 million of cash flows during the years ended December 31, 2014 and 2015, respectively. At December 31, 2015, we had an accumulated deficit of $175.6 million, working capital of $18.3 million and cash, cash equivalents and short-term investments of $20.4 million. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our common stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In addition, in December 2013 we sold 8,222,115 shares of common stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued our 8% Notes for proceeds of $44.1 million, net of underwriting fees and other expenses, as further described below.  In 2015, we sold 1,435,612 shares of Common Stock under a purchase agreement with LPC for net proceeds of $2.6 million.

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of our 8% Notes, of which $43.75 million remain outstanding as of December 31, 2014. Interest on our 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced December 15, 2014.  Our 8% Notes are general unsecured and unsubordinated obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes, rank equal in right of payment to our existing and future indebtedness and other liabilities that are not so subordinated, are effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by our subsidiaries, including trade payables. We may not redeem our 8% Notes at our option prior to maturity. Our 8% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 148.3019 shares per $1,000 principal amount of our 8% Notes (equivalent to an initial conversion price of approximately $6.74 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.  We may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.  See Note 8 of Notes to Consolidated Financial Statements for additional information.  The indenture for our 8% Notes contains certain covenants which limit our and our subsidiaries’ ability to incur certain additional indebtedness except for certain permitted debt, and to incur liens except for certain permitted liens.  We will also be restricted from taking certain actions that could result in an adjustment to the conversion rate of our 8% Notes until we receive stockholder approval.  We are in compliance with all the covenants set forth in the indenture governing our 8% Notes.

In April 2014, we acquired by merger Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio.  We paid $13.0 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments and tiered royalty payments upon commercialization.  We currently estimate that the milestone payments will occur between 2017 and 2021.  The range of undiscounted amounts that we could be required to pay under our agreement for the milestone payments is between zero and $64.5 million.

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

We received written notices from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) on January 20, 2016 and February 23, 2016 notifying us that we did not meet certain minimum listing requirements for listing our common stock on the Nasdaq Global Market.  Specifically, we were not in compliance with the minimum bid price requirement of $1.00 for our common stock, the minimum publicly held market value requirement of $15 million for our outstanding common stock, or the minimum total market value requirement of $50 million for our outstanding common stock.   If we are not able to regain compliance with the Nasdaq listing rules within the specified time period (generally 180 days from the date of notice), we would be delisted from the Nasdaq Global Market.  This event would be considered a fundamental change under the indenture for our 8% Notes, and we could be required by the noteholders to purchase for cash all of the outstanding 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes ($43.75 million of which are outstanding as of December 31, 2015) plus accrued and unpaid interest.  To regain compliance, the minimum total market value of our common stock would need to reach at least $50 million for 10 consecutive business days by July 18, 2016, the minimum bid price of our common stock would need to reach at least $1.00 for 10 consecutive business days by August 22, 2016, and the minimum publicly held market value of our common stock would need to reach at least $15 million for 10 consecutive business days by August 22, 2016.   All of these events are outside of our control at this time.  Should the delisting of our common stock occur during the second half of 2016, we do not currently have sufficient funds on hand to satisfy the obligations for the 8% Notes.  Although we are currently considering available options to resolve our compliance with Nasdaq listing rules, we have no assurance that this will occur within the necessary time period to prevent delisting.  In addition, we have no assurance that we will be able to obtain sufficient funds to meet our obligations with respect to the 8% Notes in the event that delisting occurs.  Should we remain in compliance with the Nasdaq listing requirements, we believe our existing cash and investments will be sufficient to fund our current operating and investing activities through December 31, 2016.  In order for our existing cash and investments to fund operating and investing activities through December 31, 2016, we have limited our planned business activities to the completion of the Phase 2 clinical trial of SHAPE and the winding down of the Phase 2 clinical trial in birinapant in MDS, and we announced a reduction in force in January 2016, which will reduce our headcount to 9 employees by April 2016.

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

Contractual Obligations and Commitments

The following is a summary of our long‑term contractual cash obligations as of December 31, 2015:

		Less Than			More Than
	Total	One Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
Operating lease obligations	$309,348	$309,348	$—	$—	$—
Convertible notes	43,750,000	—	—	43,750,000	—
Total contractual obligations	$44,059,348	$309,348	$—	$43,750,000	$—

Royalty‑Based and Other Commitments

License Agreement with Harvard University and Dana-Farber Cancer Institute

In October 2008, Shape Pharmaceuticals entered into a license agreement with Harvard University and Dana-Farber Cancer Institute, Inc. (the “Licensors”) to grant a license under its interest in certain patent rights as defined in the license agreement, which include claims covering the composition of the SHAPE molecule.  The agreement contains a right by us to sublicense.  The Licensors received 400,000 shares of common stock of Shape Pharmaceuticals in consideration for the grant of the license, for which they received a payment of $213,317 when we acquired Shape Pharmaceuticals in April 2014.  We also paid the Licensors an annual maintenance fee of $100,000 in 2012 and will pay $50,000 on the fifth anniversary of the effective date of the agreement and on each subsequent anniversary date thereafter as long as the license agreement remains in full force and effect.  The annual maintenance fee of $50,000 was paid in 2013, 2014 and 2015.  As defined in the license agreement, we may be required to pay milestones on an indication-by-indication basis of up to $4,450,000 in the aggregate and/or royalties of net sales of developed products, if and when achieved. Annual maintenance fee payments can be used to offset milestone obligations.  We paid a milestone payment of $100,000 during the year ended December 31, 2011.  We have the right to terminate the agreement upon 60 days’ written notice.

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

In addition, some of our obligations under the funding agreement will remain in effect until the completion of specified milestones and payments to LLS. Assuming the successful outcome of the development activities covered by the LLS funding agreement and our receipt of necessary regulatory approvals, we will be required to take commercially reasonable steps through 2019 to advance the development of SHAPE in clinical trials and to bring SHAPE to practical application for CTCL in a major market country, provided that we reasonably believe the product is safe and effective. We believe that we can satisfy our obligation by out-licensing SHAPE to, or partnering SHAPE with, a third party. We are required to report to LLS on our efforts and results with respect to continuing development of SHAPE. Our failure to perform these diligence obligations, even if we successfully achieve the specified development milestones, would require us to pay back to LLS the total amount of the funding we received from them, unless an exception applies. If LLS were to claim that such failure occurred and we disagreed with such claim, the dispute would be settled through binding arbitration.  In connection with the accounting for the acquisition of Shape Pharmaceuticals, we estimated the fair value of this potential obligation to be $200,000, which is included within contingent consideration and other liabilities in our December 31, 2014 and December 31, 2015 balance sheet.

Because the achievement and timing of our net sales is dependent on successful completion of our clinical programs and is therefore not fixed and determinable, our commitments under these agreements have not been included on our balance sheets or in the Contractual Obligations and Commitments table above.

In July 2015, we assigned our worldwide patents for birinapant and SHAPE to two wholly-owned subsidiaries domiciled in the United Kingdom (“UK”), in consideration for payments to be made over a 10 year period.  Although the assignment of the intellectual property rights did not result in any gain or loss in our consolidated financial statements, the transaction did result in a taxable gain in the United States and we are utilizing available federal and state net operating loss carryforwards to offset this taxable gain.  The UK subsidiaries will be responsible for the future development and commercialization of birinapant and SHAPE, and will recognize the net profits or losses generated from those activities.

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

License Agreement with Walter and Eliza Hall Institute

In January 2014, we entered into a license agreement with the Walter and Eliza Hall Institute of Medical Research, or WEHI, in Melbourne, Australia for worldwide exclusive rights to a patent application and any patents issuing therefrom relating to a method of treating intracellular infections involving the administration of an IAP antagonist.  WEHI will perform research and development services for which we will be making payments over the first 5 years of the agreement in the amount of $1.25 million, of which we have paid $1.0 million to date.  We are obligated to pay royalties as a percentage of net sales of 2% for products that are based either on the licensed patents or any patents arising from research performed by WEHI.  We are also obligated to pay royalties as a percentage of net income of 15% received from sublicensing the licensed patents or any patents arising from research performed by WEHI to a third party.  We may also be required to make milestone payments to WEHI of up to $3,750,000 for the first indication and up to $1,875,000 for each of the next two indications based on the commencement of certain clinical trials and the filing and approval of new drug applications.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements, as defined by applicable SEC regulations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations.

We had cash, cash equivalents and short-term investments of $53.7 million and $20.4 million at December 31, 2014 and 2015, respectively, consisting primarily of funds in cash, money market accounts, corporate bonds, and commercial paper. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short‑term nature of our investment portfolio, we do not believe an immediate 10.0% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information contained under the caption “Proposal 1—Election of Directors” in our definitive proxy statement related to the 2016 annual meeting of stockholders.

Executive Officers

The information required by Item 10 is incorporated herein by reference to the information contained under the caption “Executive Officers” in our definitive proxy statement related to the 2016 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement related to the 2016 annual meeting of stockholders.

Code of Business Conduct and Ethics

The information concerning our Code of Business Conduct and Ethics is incorporated by reference to the information contained under the caption “Board of Directors” in our definitive proxy statement related to the 2016 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained under the captions “Executive and Director Compensation” in our definitive proxy statement related to the 2016 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance Under Equity Compensation Plans December 31, 2015” in our definitive proxy statement related to the 2016 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained under the captions “– Director Independence” and “Certain Relationships and Related Party Transactions” in our definitive proxy statement related to the 2016 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained under the caption “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement related to the 2016 annual meeting of stockholders.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of TetraLogic Pharmaceuticals Corporation

We have audited the accompanying consolidated balance sheets of TetraLogic Pharmaceuticals Corporation (the Company) as of December 31, 2014 and 2015, and the related consolidated statements of operations and comprehensive loss, and stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TetraLogic Pharmaceuticals Corporation at December 31, 2014  and 2015,  and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and will require additional capital to fund planned operations.  In addition, the 8% Convertible Senior Notes may become due and payable during 2016 should the Company’s common stock be delisted from the Nasdaq Global Market.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 16, 2016

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$13,073,137	$15,302,382
Short-term investments	40,624,349	5,106,627
Prepaid expenses and other current assets	1,784,069	1,561,705
Total current assets	55,481,555	21,970,714
Property and equipment, net	528,476	417,815
Intangible assets	41,575,516	41,575,516
Goodwill	16,902,466	—
Other assets	2,127,551	57,345
Total assets	$116,615,564	$64,021,390

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,138,470	$412,456
Accrued expenses	3,727,784	3,182,415
Derivative liabilities	256,027	64,877
Total current liabilities	5,122,281	3,659,748
Convertible notes payable, net of discount	27,303,860	28,278,875
Derivative liabilities	2,400,000	55,000
Deferred taxes	16,879,659	16,879,659
Contingent consideration and other liabilities	31,507,588	21,088,834
Total liabilities	83,213,388	69,962,116

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 22,334,901 and 24,769,083 shares issued and outstanding at December 31, 2014 and December 31, 2015, respectively	2,234	2,477
Additional paid‑in capital	159,308,307	169,683,829
Cumulative translation adjustment	(69,031)	(70,790)
Cumulative unrealized loss on investments	(8,117)	(971)
Accumulated deficit	(125,831,217)	(175,555,271)
Total stockholders’ equity (deficit)	33,402,176	(5,940,726)
Total liabilities and stockholders’ equity (deficit)	$116,615,564	$64,021,390

See accompanying notes to financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2015

Revenue	$—	$—

Expenses:
General and administrative	10,926,777	11,098,577
Research and development	20,286,826	27,401,669
Impairment of goodwill	—	16,902,466
Change in fair value of contingent consideration	2,572,000	(10,411,686)
Total expenses	33,785,603	44,991,026

Loss from operations	(33,785,603)	(44,991,026)

Change in fair value of derivative liabilities	1,073,198	2,370,193
Debt exchange expense	—	(818,541)
Interest and other income	112,815	99,605
Interest expense	(3,359,389)	(6,384,285)
Net loss	$(35,958,979)	$(49,724,054)

Per share information:
Net loss per common share:
Basic	$(1.61)	$(2.10)
Diluted	$(1.63)	$(2.10)

Weighted average shares outstanding:
Basic	22,290,069	23,692,327
Diluted	22,351,689	23,730,375

Net loss	$(35,958,979)	$(49,724,054)
Foreign currency losses	(69,031)	(1,759)
Unrealized gains/(losses) on available-for-sale securities	(8,117)	7,146
Comprehensive loss	$(36,036,127)	$(49,718,667)

See accompanying notes to financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit)
							Total
			Additional	Cumulative	Cumulative		Stockholders’
	Common Stock		Paid‑in	Unrealized Loss	Translation	Accumulated	Equity
	Shares	Amount	Capital	on Investments	Adjustment	Deficit	(Deficit)
Balance, December 31, 2013	22,199,256	$2,220	$140,419,071	$—	$—	$(89,872,238)	$50,549,053
Stock‑based compensation expense	—	—	3,384,800	—	—	—	3,384,800
Cancellation of unvested restricted stock	(9,193)	—	—	—	—	—	—
Exercise of stock options	121,816	12	181,547	—	—	—	181,559
Conversion of warrants	23,022	2	139,086	—	—	—	139,088
Issuance of convertible notes	—	—	15,183,803	—	—	—	15,183,803
Unrealized loss on investments	—	—	—	(8,117)	—	—	(8,117)
Cumulative translation adjustment	—	—	—	—	(69,031)	—	(69,031)
Net loss	—	—	—	—	—	(35,958,979)	(35,958,979)
Balance, December 31, 2014	22,334,901	$2,234	$159,308,307	$(8,117)	$(69,031)	$(125,831,217)	$33,402,176
Stock‑based compensation expense	—	—	5,680,353	—	—	—	5,680,353
Issuance of restricted stock	450,000	45	(45)	—	—	—	—
Sale of common stock	1,435,612	144	2,583,745	—	—	—	2,583,889
Exercise of stock options	24,266	2	31,199	—	—	—	31,201
Conversion of convertible notes	524,304	52	2,080,270	—	—	—	2,080,322
Unrealized gain on investments	—	—	—	7,146	—	—	7,146
Cumulative translation adjustment	—	—	—	—	(1,759)	—	(1,759)
Net loss	—	—	—	—	—	(49,724,054)	(49,724,054)
Balance, December 31, 2015	24,769,083	$2,477	$169,683,829	$(971)	$(70,790)	$(175,555,271)	$(5,940,726)

See accompanying notes to financial statement.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2015
Cash flows from operating activities
Net loss	$(35,958,979)	$(49,724,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,956	187,993
Stock‑based compensation expense	3,384,800	5,680,353
Change in fair value of derivative liabilities	(1,073,198)	(2,370,193)
Change in fair value of contingent consideration	2,572,000	(10,411,686)
Non‑cash interest expense	1,395,833	2,895,840
Debt exchange expense	—	818,541
Impairment of goodwill	—	16,902,466
Unrealized foreign currency loss	—	49,691
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,383,820)	2,292,570
Accounts payable, accrued expenses and other liabilities	571,234	(1,210,916)
Net cash used in operating activities	(32,366,174)	(34,889,395)

Cash flows from investing activities
Purchase of property and equipment	(514,855)	(77,332)
Restricted cash	20,000	—
Acquisition of Shape Pharmaceuticals, net of cash acquired	(12,847,803)	—
Purchase of short‑term investments	(66,295,197)	(24,410,694)
Sales and maturities of short‑term investments	25,662,731	59,935,562
Net cash (used in) provided by investing activities	(53,975,124)	35,447,536

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	201,128	31,201
Proceeds from convertible notes payable, net	44,146,830	—
Retirement of convertible notes payable	—	(825,001)
Proceeds from issuance of common stock, net	—	2,583,889
Net cash provided by financing activities	44,347,958	1,790,089
Effect of exchange rate changes on cash and cash equivalents	(69,031)	(118,985)
Net increase (decrease) in cash and cash equivalents	(42,062,371)	2,229,245
Cash and cash equivalents—beginning of period	55,135,508	13,073,137
Cash and cash equivalents—end of period	$13,073,137	$15,302,382

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of convertible notes to common stock	$—	$2,080,292
Cash paid for interest	$1,796,444	$3,500,000

See accompanying notes to financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Liquidity

At December 31, 2015, we had working capital of $18.3 million and cash, cash equivalents and short-term investments of $20.4 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre‑clinical testing, and commercialization of our products will require significant additional financing.

We received written notices from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) on January 20, 2016 and February 23, 2016 notifying us that we did not meet certain minimum listing requirements for listing our common stock on the Nasdaq Global Market.  Specifically, we were not in compliance with the minimum bid price requirement of $1.00 for our common stock, the minimum publicly held market value requirement of $15 million for our outstanding common stock, or the minimum total market value requirement of $50 million for our outstanding common stock.  If we are not able to regain compliance with the Nasdaq listing rules within the specified time period (generally 180 days from the date of notice), we would be delisted from the Nasdaq Global Market.  This event would be considered a fundamental change under the indenture for our 8% Notes, and we could be required by the noteholders to purchase for cash all of the outstanding 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes ($43.75 million of which are outstanding as of December 31, 2015) plus accrued and unpaid interest.  To regain compliance, the minimum total market value of our common stock would need to reach at least $50 million for 10 consecutive business days by July 18, 2016, the minimum bid price of our common stock would need to reach at least $1.00 for 10 consecutive business days by August 22, 2016, and the minimum publicly held market value of our common stock would need to reach at least $15 million for 10 consecutive business days by August 22, 2016.  All of these events are outside of our control at this time.  Should the delisting of our common stock occur during the second half of 2016, we do not currently have sufficient funds on hand to satisfy the obligations for the 8% Notes.  Although we are currently considering available options to resolve our compliance with Nasdaq listing rules, we have no assurance that this will occur within the necessary time period to prevent delisting.  In addition, we have no assurance that we will be able to obtain sufficient funds to meet our obligations with respect to the 8% Notes in the event that delisting occurs.  Should we remain in compliance with the Nasdaq listing requirements, we believe our existing cash and investments will be sufficient to fund our current operating and investing activities through December 31, 2016.  In order for our existing cash and investments to fund operating and investing activities through December 31, 2016, we have limited our planned business activities to the completion of the Phase 2 clinical trial of SHAPE and the winding down of the Phase 2 clinical trial in birinapant in MDS, and we announced a reduction in force in January 2016, which will reduce our headcount to 9 employees by April 2016.

On January 28, 2016, we announced that we have retained Houlihan Lokey Capital, Inc. as our financial advisor, to provide financial advisory, restructuring and investment-banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives.  We are entertaining offers to purchase either one or

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

both of its primary molecules: SHAPE and birinapant.  We are also exploring collaborative arrangements, including joint ventures and licensing agreements.  We can give no assurance that a transaction of any kind will occur.

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

Fair Value of Financial Instruments and Credit Risk

At December 31, 2014 and 2015, our financial instruments included cash and cash equivalents, short-term investments, restricted cash, accounts payable, accrued expenses, contingent consideration liabilities derivative liabilities and our 8% convertible notes. The carrying amount of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates fair value, given their short‑term nature. Short-term investments are carried at fair market value.  The carrying value of the contingent consideration liabilities and derivative liabilities are the estimated fair value of the liabilities as more fully described below.  See note 8 for a discussion of our 8% convertible notes.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

Intangible Assets and Other Long‑Lived Assets

We review our indefinite lived intangible asset (which consists of our indefinite lived intangible asset acquired in our acquisition of SHAPE- Note 3) for impairment on an annual basis  in the fourth quarter of  each year, as well as  whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value to the fair value of the asset, which is usually based on the present value of the expected future cash flows associated with the use of the asset. We review other long‑lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount an impairment loss would be recognized if the carrying value of the asset exceeded its fair value. Fair value is generally determined using discounted cash flows. Through December 31, 2015, no impairment of our indefinite-lived intangible assets has occurred.

Impairment of Goodwill

Goodwill represents the excess of consideration transferred over the fair value of net assets acquired. Goodwill and indefinite lived intangible assets are not amortized; rather, they are subject to a periodic assessment for impairment by applying a fair-value-based test. We perform an annual test of impairment of goodwill in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We utilize a two-step method for determining goodwill impairment.  In the first step, we compare the fair value of our single reporting unit with its carrying value.  If the carrying value exceeds the fair value, then we would perform the second step of the impairment test and allocate the fair value to all assets and liabilities using the authoritative guidance for business combinations, with any residual fair value amount assigned to goodwill.  An impairment charge would be recognized if the implied fair value of our goodwill is less than its carrying value.

We performed this two-step process as of December 31, 2015 and determined that a goodwill impairment existed, due primarily to the significant decrease in the fair value of our single reporting unit.  Accordingly, we recorded a goodwill impairment charge of $16.9 million during the fourth quarter of 2015.

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

Income Taxes

We recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year.  We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of net operating loss and credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2014 and 2015,

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

we have concluded that a full valuation allowance is necessary for our net deferred tax assets. We have no amounts recorded for uncertain tax positions, interest or penalties in the accompanying financial statements.

Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the years ended December 31, 2014 and 2015, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.

The following table sets forth the computation of diluted earnings per share for the years ended December 31, 2014 and 2015:

	Year Ended December 31,
	2014	2015
Numerator:
Net loss	$(35,958,979)	$(49,724,054)
Less: income from change in fair value of warrant liability	(418,198)	(191,150)
Numerator for diluted net loss per common share	$(36,377,177)	$(49,915,204)
Denominator:
Basic weighted average common shares outstanding	22,290,069	23,692,327
Dilutive common shares from assumed warrant exercises	61,620	38,048
Diluted weighted average shares of common stock outstanding	22,351,689	23,730,375
Diluted net loss per share of common stock	$(1.63)	$(2.10)

The following potentially dilutive securities outstanding at December 31, 2014 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	December 31,
	2014	2015
Warrants	23,747	23,747
Stock options	3,270,363	3,649,046
Common shares issuable upon conversion of the 8% Notes	7,137,031	8,058,271
	10,431,141	11,731,064

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non‑owner sources. Comprehensive loss for the years ended December 31, 2014 and 2015 comprised net loss, foreign currency losses, and net unrealized gains and losses on available-for-sale securities.

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

For all other stock options issued to employees and members of our board of directors for their services on our board of directors, we estimate the grant date fair value of each option using the Black‑Scholes option pricing model. The use of the Black‑Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates, the value of the common stock and expected dividend yields of the common stock. For awards subject to service‑based vesting conditions, we recognize stock‑based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight‑line basis over the requisite service period, which is generally the vesting term. For awards subject to performance‑ based vesting conditions, we recognize stock‑based compensation expense using the accelerated attribution method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock‑ based payments issued to non‑employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity.

Clinical Trial Expense Accruals

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust our clinical expense recognition if actual results differ from its estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third‑party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the years ended December 31, 2014 and 2015, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on the financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of this update is not expected to have a material effect on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  ASU 2015-03 requires entities to present debt issuance costs related to a recognized liability in the balance sheet as a direct deduction from that liability rather than as an asset.  ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted.  We have elected to early adopt ASU 2015-03 effective December 31, 2015 on a retrospective basis.  The adoption of ASU 2015-03 resulted in the reclassification of $1.7 million of debt issuance costs from total assets to a reduction of the convertible notes payable liability on the consolidated balance sheet as of December 31, 2014.  Other than the reclassification, the adoption of ASU 2015-03 did not have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the first quarter of 2016 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities.  This Update eliminates the distinction between development stage entities and other reporting entities under GAAP and also eliminates the requirement to present inception-to-date information in financial statements.  The Update is effective for reporting periods beginning after December 31, 2014, but early adoption is permitted.  We have elected to adopt this Update beginning with the quarterly period ended June 30, 2014.

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

The purchase price allocation has been finalized based on fair values of the acquired assets and liabilities. The intangible assets acquired represent indefinite-lived intangible assets relating to the technology acquired from Shape Pharmaceuticals.  These intangibles will not be amortized until FDA approval has been obtained for a product that uses this technology.  Goodwill resulted primarily from the recognition of deferred tax liabilities in connection with the acquisition.  There is no goodwill recognized or deductible for tax purposes.

The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We currently estimate that the milestone payments will occur between 2017 and 2021.  The range of undiscounted amounts that we could be required to pay under our agreement for the milestone payments is between zero and $64.5 million.  We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.  This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestones and royalties was based on several factors including:

•	estimated cash flows projected from the success of unapproved product candidates in the U.S. and Rest of World, or ROW;

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

•	the probability of success for product candidates including risks associated with uncertainty, achievement, and payment of milestone events;

•	the time and resources needed to complete the development and approval of product candidates;

•	the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and ROW;

•	the risk adjusted discount rate for fair value measurements; and.

•	the credit risk of TetraLogic.

Changes in the fair value of contingent consideration are recorded in earnings.  The change in fair value that was recognized as an operating expense for the period between April 14, 2014 and December 31, 2014 was $2.6 million, and for the year ended December 31, 2015 was $(10.4) million.  At December 31, 2015, the fair value of the liability was $21.1 million.

We recognized $0.4 million of acquisition related costs that were expensed in 2014.  These costs are included in operating expenses in our consolidated statement of operations.

The following unaudited pro forma information presents results as if the acquisition occurred at the beginning of the annual reporting period presented:

Year Ended December 31,
2014

Revenue	$—
Net loss attributable to TetraLogic Pharmaceuticals Corporation	(36,469,877)
Basic loss per common share attributable to TetraLogic Pharmaceuticals Corporation	$(1.64)
Diluted loss per common share attributable to TetraLogic Pharmaceuticals Corporation	$(1.65)

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

•	Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets
Money market funds (cash equivalents)	$10,468,570	$—	$—	$10,468,570
Short-term investments	—	40,624,349	—	40,624,349
Total assets	$10,468,570	$40,624,349	$—	$51,092,919
Liabilities
Interest make-whole derivative	—	—	$2,400,000	$2,400,000
Shape contingent consideration	—	—	31,491,686	31,491,686
Common stock warrant liability	—	—	256,027	256,027
Total liabilities	$—	$—	$34,147,713	$34,147,713
December 31, 2015
Assets
Money market funds (cash equivalents)	$12,243,104	$—	$—	$12,243,104
Short-term investments	—	5,106,627	—	5,106,627
Total assets	$12,243,104	$5,106,627	$—	$17,349,731
Liabilities
Interest make-whole derivative	—	—	$55,000	$55,000
Shape contingent consideration	—	—	21,080,000	21,080,000
Common stock warrant liability	—	—	64,877	64,877
Total liabilities	$—	$—	$21,199,877	$21,199,877

We had outstanding warrants to purchase our series B convertible preferred stock, or the 2006 Warrants (as defined below), that converted into warrants to purchase our common stock at the time of our initial public offering. The 2006 Warrants were redeemable for cash upon an event that was not within our control. In accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity, the 2006 Warrants are recorded as a derivative liability on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. The fair value of the warrant liability is estimated using an option‑pricing model, which requires inputs such as the expected volatility based on comparable public companies (86% at December 31, 2015), the fair value of our common stock, and the remaining contractual term of the warrant (0.3 years at December 31, 2015). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statement of operations and comprehensive loss as change in fair value of derivative liabilities. The fair value of each 2009/2010 Warrant is estimated using an option‑pricing model, which requires inputs such as the expected volatility based on comparable public companies (75% at December 31, 2015), the fair value of the common stock, and the contractual term of the warrant (3.9 to 4.2 years at December 31, 2015). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

Significant decreases in our stock price will significantly decrease the overall valuation of our derivative liabilities, while significant increases in our stock price will significantly increase the overall valuation. As discussed above, the strike price of our 2009/2010 Warrants may be decreased. Accordingly, a significant decrease in the strike

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

price of the 2009/2010 Warrants will substantially increase the overall valuation.  During 2015, the decrease in the fair value of the derivative liability was due primarily to the decrease in our common stock price.

In April 2014, we acquired by merger 100% of Shape Pharmaceuticals.  The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We account for contingent consideration in accordance with applicable guidance provided within Accounting Standards Codification (ASC) 805, Business Combinations.  It is currently estimated that the Shape Pharmaceuticals milestone payments will occur between 2017 and 2021. The range of undiscounted milestones we could be required to pay under our agreement is between zero and $64.5 million.  We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone and royalty payments was based on several factors including:

•	estimated cash flows projected from the success of unapproved product candidates in the U.S. and ROW;
•	the probability of success for product candidates including risks associated with uncertainty, achievement and payment of milestone events;
•	the time and resources needed to complete the development and approval of product candidates;
•	the life of the potential commercialized products and associated risks of obtaining regulatory approvals in the U.S. and ROW;
•	the risk adjusted discount rate for fair value measurement; and
•	the credit risk of TetraLogic.

The decrease in the fair value of the contingent consideration liability during 2015 was due primarily to the increase in the credit risk of TetraLogic during the fourth quarter of 2015.

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”).  The 8% Notes include an interest make-whole feature whereby if a noteholder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.  During 2015, the decrease in the fair value of the derivative liability is due primarily to the decrease in the Company’s stock price.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the years ended December 31, 2014 and 2015:

	December 31,				Change in	December 31,
	2013	Additions	Deductions	Conversions	Fair Value	2014
Interest make-whole derivative	$—	$3,055,000	—	—	$(655,000)	$2,400,000
Shape contingent consideration	—	28,932,339	$(12,653)	—	2,572,000	31,491,686
Common stock warrant liability	793,744	—	—	$(119,519)	(418,198)	256,027
Total liabilities	$793,744	$32,298,339	$(12,653)	$(119,519)	$1,498,802	$34,147,713

	December 31,				Change in	December 31,
	2014	Additions	Deductions	Conversions	Fair Value	2015
Interest make-whole derivative	$2,400,000	—	—	$(165,957)	$(2,179,043)	$55,000
Shape contingent consideration	31,491,686	—	—	—	(10,411,686)	21,080,000
Common stock warrant liability	256,027	—	—	—	(191,150)	64,877
Total liabilities	$34,147,713	$—	$—	$(165,957)	$(12,781,879)	$21,199,877

As of December 31, 2015, the fair value and carrying value of our convertible debt, based on quoted market prices was:

	Fair Value	Carrying Value	Face Value

8.00% convertible senior notes due June 15, 2019	$11,366,000	$28,278,875	$43,750,000

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statements of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments in 2014 and 2015. The Company recorded $8,117 and $(7,146) of unrealized (gains)/losses in 2014 and 2015, respectively. Realized gains and losses are included in interest income in the statements of operations. In 2014 and 2015, the Company sold investments for gross proceeds of $2,496,731 and $0. The Company recorded $148 and $0 of realized gains in 2014 and 2015, respectively. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of December 31, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at December 31, 2014 and 2015 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Cash and cash equivalents:
Cash and money market accounts	$13,073,137	—	—	$13,073,137
Total cash and cash equivalents	$13,073,137	$—	$—	$13,073,137
Short-term investments:
Corporate bonds	$37,136,494	—	$(11,908)	$37,124,586
Commercial paper	3,495,972	3,791	—	3,499,763
Total short-term investments	$40,632,466	$3,791	$(11,908)	$40,624,349
Total cash, cash equivalents, and investments	$53,705,603	$3,791	$(11,908)	$53,697,486

December 31, 2015
Cash and cash equivalents:
Cash and money market accounts	$15,302,382	—	—	$15,302,382
Total cash and cash equivalents	$15,302,382	$—	$—	$15,302,382
Short-term investments:
Corporate bonds	$3,108,516	—	$(1,069)	$3,107,447
Commercial paper	1,999,082	98	—	1,999,180
Total short-term investments	$5,107,598	$98	$(1,069)	$5,106,627
Total cash, cash equivalents, and investments	$20,409,980	$98	$(1,069)	$20,409,009

6. Property and Equipment

Property and equipment consisted of the following:

	December 31
	2014	2015
Laboratory equipment	$1,536,432	$1,543,289
Computers and software	315,640	358,485
Furniture, office equipment and leasehold improvements	237,810	259,367
Office equipment under capital leases	125,014	125,014
	2,214,896	2,286,155
Less: accumulated depreciation and amortization	(1,686,420)	(1,868,340)
	$528,476	$417,815

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

Depreciation and amortization expense was $125,956 and $187,993 for the years ended December 31, 2014 and 2015, respectively.

7. Accrued Expenses

At December 31, 2014 and 2015, accrued expenses consisted of the following:

	December 31,
	2014	2015
Payroll and related costs	$1,399,264	$33,393
Research and development related costs	1,445,369	2,410,956
Professional fees	411,096	551,391
Interest	167,111	155,556
Other	304,944	31,119
	$3,727,784	$3,182,415

8. Notes Payable

8% Convertible Senior Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million remain outstanding as of December 31, 2015. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The liability component includes both the value of the embedded interest make-whole derivative and the carrying value of the 8% Notes.  The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 8% Notes.  The carrying value of our 8% Notes is net of debt discount of $19,696,140 and $15,471,125 at December 31, 2014 and 2015, respectively.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.  As of December 31, 2014 and 2015, the 8% Notes were classified as long-term liabilities.

Transaction costs of $2.9 million related to the issuance of the 8% Notes are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as deferred financing costs and equity issuance costs, respectively. Approximately $1.0 million of this amount was allocated to equity and the remaining $1.9 million were allocated to debt issuance costs and are being amortized over the term of the 8% Notes.

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

The following table summarizes how the issuance of the 8% Notes is reflected in our balance sheet at December 31, 2015:

December 31, 2015
Face value of outstanding notes	$43,750,000
Conversion option reported in equity	(15,002,020)
Interest make-whole derivative	(2,889,043)
Unamortized debt issuance costs	(1,212,603)
Cumulative amortization of debt discount	3,632,541
Carrying value	$28,278,875

The following table sets forth our interest expense incurred for the years ended December 31, 2014 and 2015:

	Year Ended December 31,
	2014	2015

8% Convertible Senior Notes due 2019 - coupon	$1,963,556	$3,488,445
8% Convertible Senior Notes due 2019 - amortization of debt discount	1,199,580	2,544,488
Amortization of deferred financing costs	196,253	351,352
	$3,359,389	$6,384,285

9. Stockholders’ Equity

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock, with a par value of $0.0001, of which none were issued and outstanding at December 31, 2014 and 2015.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, of which 23,334,901 and 24,769,083 were issued and outstanding at December 31, 2014 and 2015, respectively.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

At the Market Offering

On March 13, 2015, we entered into a Sales Agreement with Guggenheim Securities, LLC, or Guggenheim, to offer shares of our Common Stock from time to time through Guggenheim, as our sales agent for the offer and sale of the shares.  We may offer and sell shares for an aggregate offering price of up to $25 million.  We did not make any sales under the Sales Agreement during the year ended December 31, 2015.

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

From the effective date of the Purchase Agreement through December 31, 2015, we issued a total of 1,435,612 shares of Common Stock to LPC, including 105,379 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement and purchasing additional shares, for gross proceeds of $2.9 million.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

As of December 31, 2015, the number of shares of common stock reserved for issuance under the 2004 and 2013 Equity Compensation Plans was 1,724,893.

Stock‑based compensation expense

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

Stock‑based compensation expense recognized by award type is as follows:

	Year Ended December 31,
	2014	2015
Options awards	$3,299,870	$4,933,916
Restricted stock awards	84,930	746,437
Total stock-based compensation expense	$3,384,800	$5,680,353

Total compensation cost recognized for all stock‑based compensation awards in the statements of operations is as follows:

	Year Ended December 31,
	2014	2015
Research and development	$933,814	$1,569,886
General and administrative	2,450,986	4,110,467
Total stock-based compensation expense	$3,384,800	$5,680,353

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

Stock Options

A summary of activity for all options is presented below:

				Fair Value
		Weighted Average	Weighted Average	of	Aggregate
		Exercise Price	Contractual	Options	Intrinsic
	Shares	Per Share	Life (In Years)	Granted	Value
Outstanding—December 31, 2013	3,263,417	$5.36	9.0		$13,575,815
Granted	253,750	5.77		$1,145,545
Exercised	(121,816)	1.49
Forfeited	(118,043)	5.56
Outstanding—December 31, 2014	3,277,308	$5.53	8.5		$—
Granted	785,900	5.15		$2,944,407
Exercised	(24,261)	1.35
Forfeited	(18,164)	5.51
Outstanding—December 31, 2015	4,020,783	$5.48	7.8		$—
Vested and expected to vest—December 31, 2015	3,965,121	$5.48	7.8		$—
Exercisable at December 31, 2015	2,612,588	$5.41	7.5		$—

The per‑share weighted‑average fair value of the options granted to employees and non‑employees was estimated at the date of grant utilizing fair value models with the following weighted‑average assumptions:

	2014		2015		2015
	All grants		Executive grants		All others
Expected stock price volatility	90%		75%		91%
Expected term of options	6.9	years	8	years	5.3	years
Risk‑free interest rate	2.19%		1.73%		1.33%
Expected annual dividend yield	—%		—%		—%
Weighted average grant date fair value	$4.51		$3.84		$3.44

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

As of December 31, 2015, there was $5.1 million of total unrecognized compensation expense related to unvested options granted under the 2004 and 2013 Plans, which we expect to recognize as compensation expense over a weighted average attribution period of 1.5 years, subject to acceleration if the market condition is met for those awards that contain a market condition. That expense is expected to be recognized in the years ended as follows:

December 31, 2016	$3,926,109
December 31, 2017	871,911
December 31, 2018	283,294
December 31, 2019	19,046
$5,100,360

The intrinsic value of stock options exercised for the years ended December 31, 2014 and 2015 were $948,417 and $110,724, respectively. The estimated fair value of shares that vested for the years ended December 31, 2014 and 2015 were $3,235,533 and $5,560,150, respectively.

Restricted Stock

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

A summary of our restricted stock activity and related information is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested Balance—December 31, 2013	80,237
Granted	—	$—
Vested	(59,279)
Forfeited	(9,193)
Unvested Balance—December 31, 2014	11,765
Granted	450,000	$5.25
Vested	(11,765)
Forfeited	—
Unvested Balance—December 31, 2015	450,000

As of December 31, 2015, there was $1.6 million of total unrecognized compensation expense related to unvested shares of restricted stock granted under the Plan,  which we expect to recognize as compensation expense over a weighted average attribution period of 2.1 years, subject to acceleration if the market condition is met for those awards that contain a market condition.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

10. Commitments and Contingencies

Leases

We lease office space and office equipment under operating leases. Rent expense under these operating leases was $390,126 and $461,466 in 2014 and 2015, respectively.

As of December 31, 2015, we have commitments for $309,348 of future minimum lease payments to be made in 2016.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

License Agreement with Walter and Eliza Hall Institute

In January 2014, we entered into a license agreement with the Walter and Eliza Hall Institute of Medical Research, or WEHI, in Melbourne, Australia for worldwide exclusive rights to a patent application and any patents issuing therefrom relating to a method of treating intracellular infections involving the administration of an IAP antagonist.  WEHI will perform research and development services for which we will be making payments over the first 5 years of the agreement in the amount of $1.25 million, of which we have paid $1,000,000 to date.  We are obligated to pay royalties as a percentage of net sales of 2% for products that are based either on the licensed patents or any patents arising from research performed by WEHI.  We are also obligated to pay royalties as a percentage of net income of 15% received from sublicensing the licensed patents or any patents arising from research performed by WEHI to a third party.  We may also be required to make milestone payments to WEHI of up to $3,750,000 for the first indication and up to $1,875,000 for each of the next two indications based on the commencement of certain clinical trials and the filing and approval of new drug applications.

License Agreement with Harvard University and Dana-Farber Cancer Institute

In October 2008, Shape Pharmaceuticals entered into a license agreement with Harvard University and Dana-Farber Cancer Institute, Inc. (the “Licensors”) to grant a license under its interest in certain patent rights as defined in the license agreement, which include claims covering the composition of the SHAPE molecule.  The agreement contains a right by us to sublicense.  The Licensors received 400,000 shares of common stock of Shape Pharmaceuticals in consideration for the grant of the license, for which they received a payment of $213,317 when we acquired Shape Pharmaceuticals in April 2014.  We also paid the Licensors an annual maintenance fee of $100,000 in 2012 and will pay $50,000 on the fifth anniversary of the effective date of the agreement and on each subsequent anniversary date thereafter as long as the license agreement remains in full force and effect.  The annual maintenance fee of $50,000 was paid in 2013, 2014 and 2015.  As defined in the license agreement, we may be required to pay milestones on an indication-by-indication basis of up to $4,450,000 in the aggregate and/or royalties of net sales of developed products, if and when achieved. Annual maintenance fee payments can be used to offset milestone obligations.  We paid a milestone payment of $100,000 during the year ended December 31, 2011.  We have the right to terminate the agreement upon 60 days’ written notice.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

In addition, some of our obligations under the funding agreement will remain in effect until the completion of specified milestones and payments to LLS. Assuming the successful outcome of the development activities covered by the LLS funding agreement and our receipt of necessary regulatory approvals, we will be required to take commercially reasonable steps through 2019 to advance the development of SHAPE in clinical trials and to bring SHAPE to practical application for CTCL in a major market country, provided that we reasonably believe the product is safe and effective. We believe that we can satisfy our obligation by out-licensing SHAPE to, or partnering SHAPE with, a third party. We are required to report to LLS on our efforts and results with respect to continuing development of SHAPE. Our failure to perform these diligence obligations, even if we successfully achieve the specified development milestones, would require us to pay back to LLS the total amount of the funding we received from them, unless an exception applies. If LLS were to claim that such failure occurred and we disagreed with such claim, the dispute would be settled through binding arbitration.  In connection with the accounting for the acquisition of Shape Pharmaceuticals, we estimated the fair value of this potential obligation to be $200,000, which is included in contingent consideration and other liabilities in our December 31, 2014 and December 31, 2015 balance sheet.

Other Considerations

In July 2015, we assigned our worldwide patents for birinapant and SHAPE to two wholly-owned subsidiaries domiciled in the United Kingdom (“UK”), in consideration for payments to be made over a 10 year period.  Although the assignment of the intellectual property rights did not result in any gain or loss in our consolidated financial statements, the transaction did result in a taxable gain in the United States and we are utilizing available federal and state net operating loss carryforwards to offset this taxable gain.  The UK subsidiaries will be responsible for the future development and commercialization of birinapant and SHAPE, and will recognize the net profits or losses generated from those activities.

11. Income Taxes

We provide for income taxes under FASB ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

As of December 31, 2014 and 2015, we had approximately $106.7 million and $116.8 million of federal net operating loss (“NOL”) carryforwards and $101.5 million and $111.5 million of state NOL carryforwards, respectively, available to offset future federal and state taxable income that will expire beginning in the year 2023 and through the year 2035. As of December 31, 2014 and 2015, we had approximately $3.6 million and $5.0 million, respectively, of federal research and development (“R&D”) tax credit carryforwards to offset future federal tax liabilities that will expire beginning in the year 2028 and through the year 2035.

In assessing the realizability of deferred tax assets, we consider whether it is more‑likely‑than‑not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Our deferred tax liability related to the indefinite-lived intangible asset may not be considered a source of future taxable income available to offset our deferred tax assets.  After consideration of all the evidence, both positive and negative, we have recorded a full valuation allowance against our net deferred tax assets at December 31, 2014 and 2015, respectively, because our management has determined that is it more likely than not that these assets will not be fully realized. The valuation allowance increased by approximately $4.5 million and $14.0 million during the years ended December 31, 2014 and December 31, 2015, respectively, due primarily to the generation of NOLs during those periods.  However, for the year ended December 31, 2014, approximately $2.0 million of the increase was related to purchase accounting for the acquisition of Shape Pharmaceuticals and an approximately $6.6 million tax benefit from reversing the valuation allowance was recorded as an adjustment to APIC attributable to recording the deferred tax liability associated with the issuance of the 8% notes.  For the year ended December 31, 2015, approximately $5.2 million of the increase in the valuation allowance was related to capitalized licensing payments and research and development costs generated at our newly formed UK subsidiaries.

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

For all years through December 31, 2015, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment to the deferred tax asset established for the research and development credit carryforwards would be offset by an adjustment to the valuation allowance.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

The components of the net deferred tax asset are as follows:

	December 31,
	2014	2015
Gross deferred tax assets:
Net operating loss carryovers	$43,399,282	$47,179,913
Stock compensation	2,222,537	4,455,016
R&D credit	3,598,910	5,004,252
Capitalized costs	—	5,155,127
Other	640,548	201,865
Total gross deferred tax assets	49,861,277	61,996,173
Gross deferred tax liabilities:
Depreciation	(28,069)	—
Conversion option discount	(6,079,535)	(4,217,175)
Indefinite-lived intangible asset	(16,879,659)	(16,879,659)
Total gross deferred tax liabilities	(22,987,263)	(21,096,834)
Net deferred tax assets	26,874,014	40,899,339
Less: valuation allowance	(43,753,673)	(57,778,998)
Net deferred tax liabilities after valuation allowance	$(16,879,659)	$(16,879,659)

We did not have unrecognized tax benefits as of December 31, 2014 and December 31, 2015, respectively, and do not expect this to change significantly over the next twelve months. We recognize interest and penalties, if any, accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2014 and December 31, 2015, we have not accrued interest or penalties related to any uncertain tax positions.

For the year ended December 31, 2015, the pretax loss was $49.7 million of which $23.7 million is considered a domestic loss, because the results of the operations of the company’s Australian subsidiary is included in the company’s domestic income tax returns.  The remaining loss of $26.0 million is attributable of the company’s newly created UK subsidiaries and is considered a foreign loss.  For the year ended December 31, 2014, all of our pretax loss of $36.0 million is considered a domestic loss.

In July 2015, we licensed certain intellectual property rights to our wholly-owned subsidiaries in the United Kingdom. The license of the intellectual property rights did not result in any gain or loss in the condensed consolidated statements of operations.  The transaction generated a royalty stream from the subsidiaries in the United Kingdom to the US companies. The income from the royalty stream is expected to be primarily offset by net operating loss carryforwards for Federal and state tax purposes.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2015

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended
	December 31,
	2014	2015
Federal income tax expense at statutory rate	34.0%	34.0%
Permanent items	(1.9)	(3.3)
State income tax, net of federal benefit	6.4	5.8
Effect of rates different than statutory	—	(7.6)
Adjustment to NOL and credit carryforwards	(16.3)	—
Tax credits generated	2.0	1.9
Change in valuation allowance	(24.2)	(30.8)
Effective income tax rate	—%	—%

We file U.S. federal, state and foreign income tax returns, which are generally subject to tax examinations for the tax years ended December 31, 2012 through December 31, 2015. To the extent we utilize our NOL or tax credit attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state or foreign tax authorities of the tax return in which the attribute was utilized.

12. Subsequent Events

On January 19, 2016, we authorized the implementation of a 19 person reduction in staff to control operating expenses and reduce ongoing cash requirements.  After the reduction, TetraLogic will have 9 remaining employees.  We believe that the actions associated with the reductions will be completed in the first half of 2016.

As a result of the reductions, we expect to record a one-time restructuring charge of approximately $2.2 million in the first quarter of fiscal 2016, which may increase later in the year, depending on potential facility-related charges and other write-downs that have not yet been finalized. The restructuring charge is associated with the payment of one-time termination benefits that we expect to pay out in cash, of which $600,000 will be paid during the first quarter of fiscal 2016 and the remainder over a period of 18 months beginning April 2016. These termination benefits consist of a severance payment equal to 3 months’ salary or, in the case of certain senior executives, pursuant to the provisions of their employment agreements, and outplacement assistance. Payment of these termination benefits is contingent on the affected employee entering into a separation agreement with us containing a general release of claims against us.

Our estimated restructuring charge is based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with or as a result of the reductions.

On January 28, 2016, we announced that we retained Houlihan Lokey Capital, Inc., as our financial advisor, to provide financial advisory, restructuring and investment banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives. We can give no assurance that a transaction of any kind will occur.

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

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP.

31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema
101.cal	XBRL Taxonomy Extension Calculation Linkbase
101.def	XBRL Taxonomy Extension Definition Linkbase
101.lab	XBRL Taxonomy Extension Label Linkbase
101.pre	XBRL Taxonomy Extension Presentation Linkbase

+Indicates management contract or compensatory plan.

*Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2016

President and Chief Executive Officer
TETRALOGIC PHARMACEUTICALS CORPORATION

By:	/s/ J. Kevin Buchi J. Kevin Buchi President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Kevin Buchi	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2016
J. Kevin Buchi

/s/ Pete A. Meyers	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2016
Pete A. Meyers

/s/ Andrew Pecora	Chairman, Board of Directors	March 16, 2016
Andrew Pecora, M.D.

/s/ Mary Ann Gray	Director	March 16, 2016
Mary Ann Gray

/s/ Michael D. Kishbauch	Director	March 16, 2016
Michael D. Kishbauch

/s/ Douglas Reed	Director	March 16, 2016
Douglas Reed, M.D.

/s/ Paul J. Schmitt	Director	March 16, 2016
Paul J. Schmitt