Form 10-Q
period 2016-03-31
TETRALOGIC PHARMACEUTICALS CORP
filed 2016-05-04
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of April 28, 2016 was 24,769,083.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•	our ability to successfully pursue strategic alternatives for our company or our product candidates;
•	our ability to raise additional capital to fund our operations and make payments on our existing indebtedness when due;
•	the dilution of existing stockholders from the conversion of our convertible notes or additional share issuances;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	our ability to continue as a going concern without raising additional capital;
•	our ability to comply with the listing requirements of the Nasdaq Global Market and continue to be listed on the Nasdaq Global Market;
•	the success and timing of our pre-clinical studies and clinical trials;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;
•	our plans and ability to develop and commercialize our product candidates;
•	our ability to acquire or license additional product candidates;
•	our failure to retain our remaining key scientific or management personnel or executive officers;
•	the size and growth of the potential markets for our product candidates, rate and degree of market acceptance of our product candidates and our ability to serve those markets;
•	legal and regulatory developments in the U.S. and foreign countries;

•	our ability to limit our exposure to product liability and securities related lawsuits;
•	the successful development of our commercialization capabilities, including sales and marketing capabilities;
•	recently enacted and future legislation regarding the healthcare system;
•	the success of competing therapies and products that are or become available;
•	obtaining and maintaining intellectual property protection for birinapant, SHAPE and our proprietary technology;
•	the decrease in the market price of our common stock; and
•	our dependence on third parties for certain intellectual property rights and for the conduct of our pre-clinical studies and clinical trials.

Birinapant and suberohydroxamic acid 4-methoxycarbonyl phenyl ester, or SHAPE, are our only investigational drugs undergoing clinical development and have not been approved by the U.S. Food and Drug Administration, or FDA, or submitted to the FDA for approval. Birinapant and SHAPE have not been, nor may ever be, approved by any regulatory agency or marketed anywhere in the world. Statements contained in this report should not be deemed to be promotional.

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

You should also read carefully the factors described in the “Risk Factors” section of this report and Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2015, or the Annual Report, to better understand the risks and uncertainties inherent in our business and underlying any forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑ looking statements in this quarterly report will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

We obtained the industry, market and competitive position data in this quarterly report from our own internal estimates and research as well as from industry and general publications and research surveys and studies conducted by third parties. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. We believe this data is accurate in all material respects as of the date of this report.

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2015	2016
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$15,302,382	$14,541,669
Short-term investments	5,106,627	—
Prepaid expenses and other current assets	1,561,705	1,444,676
Total current assets	21,970,714	15,986,345
Property and equipment, net	417,815	38,126
Intangible assets	41,575,516	41,575,516
Other assets	57,345	—
Total assets	$64,021,390	$57,599,987

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$412,456	$1,520,344
Accrued expenses	3,182,415	3,452,462
Derivative liabilities	64,877	1,925
Total current liabilities	3,659,748	4,974,731
Convertible notes payable, net of discount	28,278,875	29,082,496
Derivative liabilities	55,000	25,000
Deferred taxes	16,879,659	16,879,659
Contingent consideration and other liabilities	21,088,834	22,702,598
Total liabilities	69,962,116	73,664,484

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,769,083 shares issued and outstanding at December 31, 2015 and March 31, 2016	2,477	2,477
Additional paid‑in capital	169,683,829	170,613,074
Cumulative translation adjustment	(70,790)	(59,507)
Cumulative unrealized loss on investments	(971)	—
Accumulated deficit	(175,555,271)	(186,620,541)
Total stockholders’ deficit	(5,940,726)	(16,064,497)
Total liabilities and stockholders’ deficit	$64,021,390	$57,599,987

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2015	2016

Revenue	$—	$—

Expenses:
General and administrative	3,135,849	2,972,135
Research and development	6,446,193	3,301,539
Restructuring charges	—	2,013,024
Change in fair value of contingent consideration	1,048,000	1,054,000
Total expenses	10,630,042	9,340,698

Loss from operations	(10,630,042)	(9,340,698)

Change in fair value of derivative liabilities	289,666	92,952
Debt exchange expense	(818,541)	—
Loss on sale of equipment	—	(153,572)
Interest and other income	39,194	14,669
Interest expense	(1,563,259)	(1,678,621)
Net loss	$(12,682,982)	$(11,065,270)

Per share information:
Net loss per common share:
Basic	$(0.56)	$(0.45)
Diluted	$(0.56)	$(0.45)

Weighted average shares outstanding:
Basic	22,814,142	24,769,083
Diluted	22,858,014	24,769,083

Net loss	$(12,682,982)	$(11,065,270)
Foreign currency gains	21,516	11,283
Unrealized gains on available-for-sale securities	9,279	971
Comprehensive loss	$(12,652,187)	$(11,053,016)

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities
Net loss	$(12,682,982)	$(11,065,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,149	73,361
Stock‑based compensation expense	1,620,831	929,245
Change in fair value of derivative liabilities	(289,666)	(92,952)
Change in fair value of contingent consideration	1,048,000	1,054,000
Non‑cash interest expense	699,814	803,621
Debt exchange expense	818,541	—
Loss on sale of equipment	—	153,572
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(312,239)	174,374
Accounts payable, accrued expenses and other liabilities	1,817,838	1,938,333
Net cash used in operating activities	(7,235,714)	(6,031,716)

Cash flows from investing activities
Purchase of property and equipment	(34,488)	—
Proceeds from sale of equipment	—	152,756
Purchase of short‑term investments	(8,918,946)	—
Sales and maturities of short‑term investments	20,861,548	5,107,598
Net cash provided by investing activities	11,908,114	5,260,354

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	28,506	—
Retirement of convertible notes payable	(825,001)	—
Net cash used in financing activities	(796,495)	—
Effect of exchange rate changes on cash and cash equivalents	21,516	10,649
Net increase (decrease) in cash and cash equivalents	3,897,421	(760,713)
Cash and cash equivalents—beginning of period	13,073,137	15,302,382
Cash and cash equivalents—end of period	$16,970,558	$14,541,669

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of convertible notes to common stock	$2,080,292	$—
Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Liquidity

At March 31, 2016, we had working capital of $11.0 million and cash and cash equivalents of $14.5 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

We received written notices from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) on January 20, 2016 and February 23, 2016 notifying us that we did not meet certain minimum listing requirements for listing our common stock on the Nasdaq Global Market.  Specifically, we were not in compliance with the minimum bid price requirement of $1.00 for our common stock, the minimum publicly held market value requirement of $15 million for our outstanding common stock, or the minimum total market value requirement of $50 million for our outstanding common stock.  If we are not able to regain compliance with the Nasdaq listing rules within the specified time period (generally 180 days from the date of notice), we will be delisted from the Nasdaq Global Market.  This event would be considered a fundamental change under the indenture for our 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”), and we could be required by the noteholders to purchase for cash all of the outstanding 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes ($43.75 million of which are outstanding as of March 31, 2016) plus accrued and unpaid interest.  To regain compliance, the minimum total market value of our common stock would need to reach at least $50 million for 10 consecutive business days by July 18, 2016, the minimum bid price of our common stock would need to reach at least $1.00 for 10 consecutive business days by August 22, 2016, and the minimum publicly held market value of our common stock would need to reach at least $15 million for 10 consecutive business days by August 22, 2016.  All of these events are outside of our control at this time.  Should the delisting of our common stock occur during the second half of 2016, we do not currently have sufficient funds on hand to satisfy the put obligations for the 8% Notes if all holders exercise their put right.  Although we are currently considering available options to resolve our compliance with the Nasdaq listing rules, we have no assurance that such compliance will occur within the necessary time period to prevent delisting.  In addition, we have no assurance that we will be able to obtain sufficient funds to meet our obligations with respect to the 8% Notes in the event that delisting occurs and all holders exercise their put right.  Should we remain in compliance with the Nasdaq listing requirements, we believe our existing cash and investments will be sufficient to fund our current operating and investing activities through December 31, 2016.  In order for our existing cash and investments to fund operating and investing activities through December 31, 2016, we have limited our planned business activities to the completion of the Phase 2 clinical trial of SHAPE and the winding down of the Phase 2 clinical trial in birinapant in MDS, and we effectuated a reduction in force in January 2016, which reduced our headcount to 9 employees in April 2016.

We have retained Houlihan Lokey Capital, Inc. as our financial advisor, to provide financial advisory, restructuring and investment-banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives.  We are currently focusing on our clinical programs as well as exploring various strategic alternatives with respect to our company and product candidates, including entertaining offers to purchase either one or both of our primary molecules: SHAPE and birinapant.  We are also exploring collaborative arrangements, including joint ventures and licensing agreements.  We can give no assurance that our clinical programs will yield any commercially viable products or that a transaction of any kind will occur.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of March 31, 2016, consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2016, and consolidated statements of cash flows for the three months ended March 31, 2015 and 2016 are unaudited. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position as of March 31, 2016 and the results of our operations and comprehensive loss for the three months ended March 31, 2015 and 2016, and our cash flows for the three months ended March 31, 2015 and 2016.  The financial data and other information disclosed in these notes as of March 31, 2016 and for the three months ended March 31, 2015 and 2016 are unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company for annual periods beginning after December 15, 2016 and for interim periods after that, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its consolidated financial statements.

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

Significant Accounting Policies

Our significant accounting policies are disclosed in our annual report on Form 10-K for the year ended December 31, 2015 filed on March 16, 2016, or the Form 10-K. Since the date of those financial statements, there have been no changes to our significant accounting policies.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets
Money market funds (cash equivalents)	$12,243,104	$—	$—	$12,243,104
Short-term investments	—	5,106,627	—	5,106,627
Total assets	$12,243,104	$5,106,627	$—	$17,349,731
Liabilities
Interest make-whole derivative	—	—	$55,000	$55,000
Shape contingent consideration	—	—	21,080,000	21,080,000
Common stock warrant liability	—	—	64,877	64,877
Total liabilities	$—	$—	$21,199,877	$21,199,877
March 31, 2016
Assets
Money market funds (cash equivalents)	$11,407,374	$—	$—	$11,407,374
Total assets	$11,407,374	$—	$—	$11,407,374
Liabilities
Interest make-whole derivative	—	—	$25,000	$25,000
Shape contingent consideration	—	—	22,134,000	22,134,000
Common stock warrant liability	—	—	1,925	1,925
Total liabilities	$—	$—	$22,160,925	$22,160,925

We had outstanding warrants to purchase our series B convertible preferred stock, or the 2006 Warrants, that converted into warrants to purchase our common stock at the time of our initial public offering in December 2013. The 2006 Warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2006 Warrants. Accordingly, the 2006 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of the warrant liability is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (86%), the fair value of our common stock, and the remaining contractual term of the warrant (0.1 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.  A total of 10,904 of the 2006 Warrants expired unexercised on March 30, 2016.

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of each 2009/2010 Warrant is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (75%), the fair value of the common stock, and the contractual term of the warrant (3.7 to 4.0 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

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

In April 2014, we acquired by merger 100% of Shape Pharmaceuticals.  The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We account for contingent consideration in accordance with applicable guidance provided within Accounting Standards Codification (ASC) 805, Business Combinations.  It is currently estimated that the Shape Pharmaceuticals milestone payments will occur between mid-2017 and 2021. The range of undiscounted milestones we could be required to pay under our agreement is between zero and $64.5 million.  We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

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

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million are outstanding at March 31, 2016.  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2015 and 2016:

	December 31,				Change in	March 31,
	2014	Additions	Deductions	Conversions	Fair Value	2015
Interest make-whole derivative	$2,400,000	$—	—	(165,957)	$(257,043)	$1,977,000
Shape contingent consideration	31,491,686	—	$—	—	1,048,000	32,539,686
Common stock warrant liability	256,027	—	—	$—	(32,623)	223,404
Total liabilities	$34,147,713	$—	$—	$—	$758,334	$34,740,090

	December 31,				Change in	March 31,
	2015	Additions	Deductions	Conversions	Fair Value	2016
Interest make-whole derivative	$55,000	—	—	$—	$(30,000)	$25,000
Shape contingent consideration	21,080,000	—	—	—	1,054,000	22,134,000
Common stock warrant liability	64,877	—	—	—	(62,952)	1,925
Total liabilities	$21,199,877	$—	$—	$—	$961,048	$22,160,925

As of March 31, 2016, the fair value and carrying value of our convertible debt was as follows:

	Fair Value	Carrying Value	Face Value

8.00% convertible senior notes due June 15, 2019	$11,366,000	$29,082,496	$43,750,000

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statements of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three months ended March 31, 2015 and 2016. The Company recorded $9,279 and $971 of unrealized gains during the three months ended March 31, 2015 and 2016, respectively. Realized gains and losses are included in interest income in the statements of operations. The Company did not record any realized gains or losses during the three months ended March 31, 2015 and 2016. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of March 31, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at December 31, 2015 and March 31, 2016 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
Cash and cash equivalents:
Cash and money market accounts	$15,302,382	—	—	$15,302,382
Total cash and cash equivalents	$15,302,382	$—	$—	$15,302,382
Short-term investments:
Corporate bonds	$3,108,516	—	$(1,069)	$3,107,447
Commercial paper	1,999,082	98	—	1,999,180
Total short-term investments	$5,107,598	$98	$(1,069)	$5,106,627
Total cash, cash equivalents, and investments	$20,409,980	$98	$(1,069)	$20,409,009

March 31, 2016
Cash and cash equivalents:
Cash and money market accounts	$14,541,669	—	—	$14,541,669
Total cash and cash equivalents	$14,541,669	$—	$—	$14,541,669

5. Restructuring

On January 19, 2016, we authorized the implementation of a 19 person reduction in staff to control operating expenses and reduce ongoing cash requirements.  The actions associated with the reductions were completed in April 2016.

As a result of the reductions, we recorded a one-time restructuring charge of $2.0 million in the first quarter of fiscal 2016. The restructuring charge is associated with one-time termination benefits that we expect to pay out in cash. We paid $0.5 million during the first quarter of fiscal 2016 and expect to pay the remainder over a period of 18 months beginning April 2016. The estimated liability for termination benefits which will be paid out over 18 months was recorded at fair value during the first quarter of 2016.  These termination benefits consist of a severance payment equal to 3 months’ salary or, in the case of certain senior executives, consist of benefits pursuant to the provisions of their employment agreements, and outplacement assistance.  Total charges and payments related to the restructuring plan recognized in the consolidated statement of operations are as follows:

Three Months Ended
March 31,
2016
Restructuring accrual, January 1, 2016	$-
Severance costs	2,013,024
Payments	(520,302)
Restructuring accrual, March 31, 2016	$1,492,722

Current portion, included in Accrued Liabilities, at March 31, 2016	$931,191
Long-term portion, included in other liabilities, at March 31, 2016	$561,531

In March 2016, we sold all of our laboratory equipment for proceeds of $152,756, which resulted in a loss on sale of equipment of $153,572 during the three months ended March 31, 2016.

6.  Notes Payable

8% Convertible Senior Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million remain outstanding as of March 31, 2016. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

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

The Holders of the 8% Notes may surrender their notes for conversion any time prior to the close of business immediately preceding February 15, 2019 only if any of the following conditions is satisfied:

•

during any fiscal quarter (and only during such fiscal quarter) commencing after December 31, 2015, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of our common stock for each such trading day is greater than or equal to 100% of the applicable conversion price on such trading day;

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

Holders also may surrender their 8% Notes for conversion at any time on or after February 15, 2019 and on or prior to the close of business on the business day immediately prior to the stated maturity date regardless if any of the foregoing conditions have been satisfied.  As of December 31, 2015 and March 31, 2016, the 8% Notes were not convertible.

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

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The liability component includes both the value of the embedded interest make-whole derivative and the carrying value of the 8% Notes.  The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 8% Notes.  The carrying value of our 8% Notes is net of debt discount of $13,541,516 and $15,471,125 at March 31, 2016 and December 31, 2015, respectively.

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

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.  As of December 31, 2015 and March 31, 2016, the 8% Notes were classified as long-term liabilities.

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

The following table summarizes how the 8% Notes are reflected in our balance sheet at March 31, 2016:

March 31, 2016
Face value of outstanding notes	$43,750,000
Conversion option reported in equity	(15,002,020)
Interest make-whole derivative	(2,889,043)
Unamortized debt issuance costs	(1,125,988)
Cumulative amortization of debt discount	4,349,547
Carrying value	$29,082,496

The following table sets forth our interest expense incurred for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016

8% Convertible Senior Notes due 2019 - coupon	$863,445	$875,000
8% Convertible Senior Notes due 2019 - amortization of debt discount	608,306	717,006
Amortization of deferred financing costs	91,508	86,615
	$1,563,259	$1,678,621

7. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, or Common Stock, of which 24,769,083 were issued and outstanding at December 31, 2015 and March 31, 2016.

At the Market Offering

On March 13, 2015, we entered into a Sales Agreement with Guggenheim Securities, LLC, or Guggenheim, to offer shares of our Common Stock from time to time through Guggenheim, as our sales agent for the offer and sale of the shares.  We may offer and sell shares for an aggregate offering price of up to $25 million.  We did not make any sales under the Sales Agreement during the three months ended March 31, 2015 and 2016.

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

From the effective date of the Purchase Agreement through December 31, 2015, we issued a total of 1,435,612 shares of Common Stock to LPC, including 105,379 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement and purchasing additional shares, for gross proceeds of $2.9 million. We did not issue any shares under the Purchase Agreement during the three months ended March 31, 2016.

Stock-based compensation expense

Stock-based payments to employees, including grants of employee stock options, are recognized in the statements of operations and comprehensive loss based on fair value. Stock-based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument.

Stock-based compensation expense recognized by award type is as follows:

	Three Months Ended March 31,
	2015	2016
Options awards	$1,327,207	$1,040,808
Restricted stock awards	293,624	(111,563)
Total stock-based compensation expense	$1,620,831	$929,245

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2015	2016
Research and development	$469,678	$37,051
General and administrative	1,151,153	892,194
Total stock-based compensation expense	$1,620,831	$929,245

A summary of activity for all options for the three months ended March 31, 2016 is presented below:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value
Outstanding—December 31, 2015	4,020,783	$5.48	7.8	$—
Granted	—	—
Exercised	—	—
Forfeited	(157,561)	3.96
Outstanding—March 31, 2016	3,863,222	$5.54	7.5	$—
Vested and expected to vest—March 31, 2016	3,849,794	$5.54	7.5	$—
Exercisable at March 31, 2016	3,078,407	$5.51	7.2	$—

We had 450,000 shares of unvested restricted stock outstanding at March 31, 2016 and December 31, 2015.  There were no grants, vesting, or forfeitures of restricted stock during the three months ended March 31, 2016.  We reversed $0.2 million of previously recognized stock compensation expense related to restricted stock during the three months ended March 31, 2016 due to the expected forfeiture of unvested restricted stock that occurred in April 2016.

As of March 31, 2016, there was $3.8 million, net of estimated forfeitures, of total unrecognized compensation expense related to unvested stock options which we expect to recognize as compensation expense over a weighted average attribution period of 1.1 years, subject to acceleration if the market condition is met for those awards that contain a market condition.  In addition, there was $1.0 million of total unrecognized compensation expense related to unvested shares of restricted stock which we expect to recognize as compensation expense over a weighted average attribution period of 1.8 years, subject to acceleration if the market condition is met for those awards that contain a market condition.

Warrants

We currently have the following warrants outstanding to purchase shares of our Common Stock:

		Number of
		Shares	Exercise
Warrant Series	Underlying Equity Security	Issuable	Price	Expiration Date
2007 Warrant	common stock	1,961	$7.65	May 2017
2006 Warrants	common stock	10,882	$7.65	May 2016
2009/2010 Warrants	common stock	52,815	$0.85	November 2019-March 2020

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

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three months ended March 31, 2015, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.  For the three months ended March 31, 2016, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were non-dilutive.

The following table sets forth the computation of diluted net loss per share for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
	2015	2016
Numerator:
Net loss	$(12,682,982)	$(11,065,270)
Less: income from change in fair value of warrant liability	(32,623)	—
Numerator for diluted net loss per common share	$(12,715,605)	$(11,065,270)
Denominator:
Basic weighted average common shares outstanding	22,814,142	24,769,083
Dilutive common shares from assumed warrant exercises	43,872	—
Diluted weighted average shares of common stock outstanding	22,858,014	24,769,083
Diluted net loss per share of common stock	$(0.56)	$(0.45)

The following potentially dilutive securities outstanding for the three months ended March 31, 2015 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended March 31,
	2015	2016
Warrants	23,747	65,658
Stock options	3,650,605	3,942,003
Common shares issuable upon conversion of the 8% Notes	7,137,031	8,058,271
	10,811,383	12,065,932

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this report, and in conjunction with our financial statements included in the Annual Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in under the caption “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this quarterly report and Part I, Item 1A “Risk Factors” of the Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel small molecule therapeutics in oncology, infectious diseases and autoimmune diseases. We currently have two clinical-stage product candidates in development: birinapant and SHAPE.   In May 2015, we halted a birinapant chronic hepatitis B virus, or HBV, clinical trial in Australia, and in January 2016 we terminated the birinapant myelodysplastic syndromes, or MDS, clinical trial due to negative results in the trial. In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic HBV subjects in India.  We submitted a phase 2 study proposal of birinapant in patients with chronic hepatitis B for review by the Indian regulatory authorities.  The Indian Subject Expert Committee (the “Committee”), Gastroenterology and Hepatology met on April 19, 2016 to discuss the proposed study.  The Committee stated that they could not recommend this trial to the Indian regulatory authorities at this time.  TetraLogic is continuing to interface with the Indian regulatory authorities to explore a path forward for this study, as well as consider alternative opportunities for this study in other geographical regions.

In January 2016, our board of directors authorized a reduction in our staff which reduced our head count to 9 employees in April 2016. Our Chief Scientific Officer and our Chief Operating Officer were included in those reductions.  As a result of these reductions, we recorded a one–time restructuring charge of $2.0 million in the first quarter of fiscal 2016.

We received written notices from the Listing Qualifications Department of Nasdaq on January 20, 2016 and February 23, 2016 notifying us that we did not meet certain minimum listing requirements for listing our common stock on the Nasdaq Global Market.  Specifically, we were not in compliance with the minimum bid price requirement of $1.00 for our common stock, the minimum publicly held market value requirement of $15 million for our outstanding common stock, or the minimum total market value requirement of $50 million for our outstanding common stock.  If we are not able to regain compliance with the Nasdaq listing rules within the specified time period (generally 180 days from the date of notice), we will be delisted from the Nasdaq Global Market.  This event would be considered a fundamental change under the indenture for our 8% Notes, and we could be required by the noteholders to purchase for cash all of the outstanding 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes ($43.75 million of which are outstanding as of March 31, 2016) plus accrued and unpaid interest.  To regain compliance, the minimum total market value of our common stock would need to reach at least $50 million for 10 consecutive business days by July 18, 2016, the minimum bid price of our common stock would need to reach at least $1.00 for 10 consecutive business days by August 22, 2016, and the minimum publicly held market value of our common stock would need to reach at least $15 million for 10 consecutive business days by August 22, 2016.  All of these events are outside of our control at this time.  Should the delisting of our common stock occur during the second half of 2016, we do not currently have sufficient funds on hand to satisfy the put obligations for the 8% Notes if all holders exercise their put right.  Although we are currently considering available options to resolve our compliance with the Nasdaq listing rules, we have no assurance that this will occur within the necessary time period to prevent delisting.  In addition, we have no assurance that we will be able to obtain sufficient funds to meet our obligations with respect to the 8% Notes in the event that delisting occurs and all holders exercise their put right.

Should we remain in compliance with the Nasdaq listing requirements, we believe our existing cash and investments will be sufficient to fund our current operating and investing activities through December 31, 2016.  In order for our existing cash and investments to fund operating and investing activities through December 31, 2016, we have limited our planned business activities to the completion of the Phase 2 clinical trial of SHAPE and the winding down of the Phase 2 clinical trial in birinapant in MDS, and we effectuated a reduction in force.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this quarterly report.  Although we believe that we have a reasonable basis for the forward-looking statements contained in this report, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We have retained Houlihan Lokey Capital, Inc., as our financial advisor, to provide financial advisory, restructuring and investment banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives. We are currently focusing on our clinical programs as well as exploring various alternatives with respect to our company and product candidates, including entertaining offers to purchase either one or both of our primary molecules: SHAPE and birinapant.  We are also exploring collaborative arrangements, including joint ventures and licensing agreements.  We can give no assurance that our clinical programs will yield any commercially viable products or that a transaction of any kind will occur.

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

On January 6, 2016, we announced that we had undertaken an interim analysis of our randomized Phase 2 clinical trial of SHAPE.  The clinical trial was designed to investigate the safety and efficacy of three different dosing regimens of SHAPE in patients suffering from earlier stage CTCL.  All patients in the clinical trial had received prior therapy either in the form of topical steroids, UV light therapy, topical nitrogen mustard, or some other agent.  Twenty-eight of 34 patients were evaluable for response at the six month time point. Within six months of treatment, twelve of 34 patients exhibited a response to treatment as assessed by the Composite Assessment of Index Lesion Severity, or CAILS, the primary endpoint, and a further 21 had stable disease.  Using the modified Severity Weighted Assessment Tool, or mSWAT, a secondary endpoint in the clinical trial, 14 of 34 patients responded and a further 20 patients had stable disease within the six month treatment period.

The interim results taken during this Phase 2 clinical trial demonstrated that SHAPE also showed improvement in pruritus (itch), a significant symptom associated with CTCL.  Forty-five percent of all patients enrolled in the trial, entered with significant pruritus at baseline as defined by VAS score.  Of these, 50% saw a clinically meaningful reduction in pruritus.  In addition, the pruritus response appeared to be dose dependent, and all 8 patients on the highest dose arm experienced a clinically meaningful reduction in pruritus. SHAPE was well tolerated by patients in the clinical trial.  The 60 patient clinical trial is now fully enrolled, and we expect that final results will be available in mid-2016.

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

In May 2015, we halted the birinapant chronic HBV multiple ascending dose trial being conducted in Australia due to cranial nerve palsies observed in the first cohort.  In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic HBV subjects in India.  We submitted a phase 2 study proposal of birinapant in patients with chronic hepatitis B for review by the Indian regulatory authorities.  The Indian Subject Expert Committee (the “Committee”), Gastroenterology and Hepatology met on April 19, 2016 to discuss the proposed study.  The Committee stated that they could not recommend this trial to the Indian regulatory authorities at this time.  TetraLogic is continuing to interface with the Indian regulatory authorities to explore a path forward for this study, as well as consider alternative opportunities for this study in other geographical regions.

We discovered birinapant, and its composition of matter patent in the U.S. extends until at least 2030.  We have retained worldwide development and commercialization rights for all indications.

We are also exploring strategic alternatives with respect to birinapant, including the potential out-licensing of birinapant to interested partners.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our accumulated deficit through March 31, 2016 was $186.6 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $6.4 million and $3.3 million during the three months ended March 31, 2015 and 2016, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our Common Stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In December 2013 we sold 8,222,115 shares of Common Stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued convertible notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  In 2015 we sold 1,435,612 shares of Common Stock under a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) for net proceeds of $2.6 million.  As of December 31, 2015 and March 31, 2016, we had $20.4 million and $14.5 million in cash, cash equivalents and short-term investments, respectively.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of birinapant and SHAPE. Our short- and long-term capital requirements depend upon a variety of factors, including, but not limited to:

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three months ended March 31, 2015 and 2016, and our financial condition as of December 31, 2015 and March 31, 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant judgments and estimates are disclosed in our Annual Report. Since the date of those financial statements, there have been no changes to our critical accounting policies and significant judgments and estimates.

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

For the three months ended March 31, 2015 and 2016, our general and administrative expenses totaled $3.1 million and $3.0 million, respectively. General and administrative expenses remained relatively flat for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, as the increase in consulting and legal expenses was offset by decreases in personnel and stock compensation expenses resulting from the reduction in force implemented in the first quarter of 2016.

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

During the three months ended March 31, 2015 and 2016, we incurred $6.4 million and $3.3 million, respectively, in research and development expenses. Research and development expenses decreased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to decreases in clinical trial expenses for MDS, ovarian cancer, and HBV, offset by an increase in the costs of the SHAPE CTCL clinical trial, decreases in manufacturing, product development, and pre-clinical expenses, and decreases in personnel and stock compensation expenses resulting from the reduction in force implemented in the first quarter of 2016.  The MDS trial was terminated in January 2016 due to disappointing results.  The HBV trial was temporarily halted in May 2015. We completed enrollment in the Phase 1/2 open-label, non –randomized clinical trial of birinapant administered with conatumumab in third-line ovarian cancer trial in the second quarter of 2015, and based on results observed to date, we do not expect to advance this program beyond this study at this time.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
Clinical development	$2,731,056	$2,107,461
Manufacturing and formulation	753,346	159,776
Personnel related	1,770,662	997,251
Stock-based compensation	469,678	37,051
Consulting	225,027	—
Other research and non-clinical development	496,424	—
	$6,446,193	$3,301,539

The following table summarizes our research and development expenses by targeted indication for the three months ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
	2015	2016
Blood cancers (MDS)	$3,367,034	$2,270,423
Solid tumors	663,196	—
Infectious diseases (HBV)	394,944	—
Shape (CTCL)	1,217,155	1,031,116
Other pre-clinical and non-indication specific	803,864	—
	$6,446,193	$3,301,539

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

In addition, the probability of success for our product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability. See Risk Factors below and in Part I, Item 1A of our Annual Report.

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

Restructuring charge

On January 19, 2016, we authorized the implementation of a 19 person reduction in staff to control operating expenses and reduce ongoing cash requirements.  The actions associated with the reductions were completed in April 2016.  As a result of the reductions, we recorded a one-time restructuring charge of $2.0 million in the first quarter of fiscal 2016. These termination benefits consist of a severance payment equal to 3 months’ salary or, in the case of certain senior executives, consist of benefits pursuant to the provisions of their employment agreements, and outplacement assistance.  The estimated liability for termination benefits which will be paid out over 18 months was recorded at fair value during the first quarter of 2016.

Change in fair value of contingent consideration

The acquisition of Shape includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our consolidated statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  For the three months ended March 31, 2015 and 2016, we recorded a change in fair value of contingent consideration of $1.0 million, and $1.1 million, respectively. The change in fair value of the contingent consideration recorded for the three months ended March 31, 2015 and 2016 was due primarily to accretion related to the passage of time.

Change in fair value of derivative liabilities

Certain of our warrants to purchase our Common Stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  For the three months ended March 31, 2015 and 2016, we recorded a change in fair value of these derivative liabilities of $0.1 million and $0.1 million, respectively.  The change in the fair value of these derivative liabilities is due primarily to the decrease in the value of our Common Stock during those periods.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  For the three months ended March 31, 2015 and 2016, we recorded a change in fair value of this derivative liability of $0.3 million and $30,000, respectively.  The change in the fair value of this derivative liability is due primarily to the change in the value of our Common Stock during those periods.

Interest and Other Income

Interest and other income consist principally of interest income earned on cash and cash equivalent balances.

Loss on sale of equipment

In March 2016, we sold all of our laboratory equipment with a net book value of $306,000 for net proceeds after selling costs of $152,000, resulting in a loss on sale of equipment of $154,000.

Interest Expense

Interest expense of $1.6 million and $1.7 million for the three months ended March 31, 2015 and 2016, respectively, is attributable to coupon interest on our 8% Notes and to non-cash interest expense resulting from the accretion of the debt discount and beneficial conversion feature associated with our 8% Notes issued in June 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the three months ended March 31, 2016 decreased to $6.0 million from $7.2 million used in the three months ended March 31, 2015. This decrease was driven primarily by lower operating costs and by the decrease in prepaid expenses and other assets during 2016 as compared to the decrease during 2015.

Investing Activities.  Cash provided by investing activities was $5.3 million for the three months ended March 31, 2016 as compared to cash provided by investing activities of $11.9 million for the three months ended March 31, 2015.  Cash provided by investing activities for 2015 and 2016 is attributable primarily to the excess of maturities over purchases of short-term investments during the period.

Financing Activities.  There were no cash flows from financing activities during the three months ended March 31, 2016.  Cash used in financing activities was $0.8 million for the three months ended March 31, 2015, due primarily to payments made to retire convertible notes during the period.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $12.7 million and $11.1 million for the three months ended March 31, 2015 and 2016, respectively. Our operating activities used $7.2 million and $6.0 million of cash flows during the three months ended March 31, 2015 and 2016, respectively. At March 31, 2016, we had an accumulated deficit of $186.6 million, working capital of $11.0 million and cash and cash equivalents of $14.5 million. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our Common Stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In December 2013 we sold 8,222,115 shares of Common Stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued our 8% Notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  In 2015 we sold 1,435,612 shares of Common Stock under a purchase agreement with LPC for net proceeds of $2.6 million.

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of our 8% Notes, of which $43.75 million remain outstanding as of March 31, 2016. Interest on our 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced December 15, 2014.  Our 8% Notes are general unsecured and unsubordinated obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes, rank equal in right of payment to our existing and future indebtedness and other liabilities that are not so subordinated, are effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by our subsidiaries, including trade payables. We may not redeem our 8% Notes at our option prior to maturity. Our 8% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 148.3019 shares per $1,000 principal amount of our 8% Notes (equivalent to an initial conversion price of approximately $6.74 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.  We may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.  See Note 6 to Notes to Consolidated Financial Statements for additional information.  The indenture for our 8% Notes contains certain covenants which limit our and our subsidiaries’ ability to incur certain additional indebtedness except for certain permitted debt, and to incur liens except for certain permitted liens. We are in compliance with all the covenants set forth in the indenture governing our 8% Notes.

In April 2014, we acquired by merger Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio.  We paid $13.0 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments and tiered royalty payments upon commercialization.  We currently estimate that the milestone payments will occur between mid-2017 and 2021.  The range of undiscounted amounts that we could be required to pay under our agreement for the milestone payments is between zero and $64.5 million.

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

We received written notices from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) on January 20, 2016 and February 23, 2016 notifying us that we did not meet certain minimum listing requirements for listing our common stock on the Nasdaq Global Market.  Specifically, we were not in compliance with the minimum bid price requirement of $1.00 for our common stock, the minimum publicly held market value requirement of $15 million for our outstanding common stock, or the minimum total market value requirement of $50 million for our outstanding common stock.   If we are not able to regain compliance with the Nasdaq listing rules within the specified time period (generally 180 days from the date of notice), we would be delisted from the Nasdaq Global Market.  This event would be considered a fundamental change under the indenture for our 8% Notes, and we could be required by the noteholders to purchase for cash all of the outstanding 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes ($43.75 million of which are outstanding as of March 31, 2016) plus accrued and unpaid interest.  To regain compliance, the minimum total market value of our common stock would need to reach at least $50 million for 10 consecutive business days by July 18, 2016, the minimum bid price of our common stock would need to reach at least $1.00 for 10 consecutive business days by August 22, 2016, and the minimum publicly held market value of our common stock would need to reach at least $15 million for 10 consecutive business days by August 22, 2016.   All of these events are outside of our control at this time.  Should the delisting of our common stock occur during the second half of 2016, we do not currently have sufficient funds on hand to satisfy the obligations for the 8% Notes if all holders exercise their put rights.  Although we are currently considering available options to resolve our compliance with Nasdaq listing rules, we have no assurance that this will occur within the necessary time period to prevent delisting.  In addition, we have no assurance that we will be able to obtain sufficient funds to meet our obligations with respect to the 8% Notes in the event that delisting occurs and all holders exercise their put rights.  Should we remain in compliance with the Nasdaq listing requirements, we believe our existing cash and investments will be sufficient to fund our current operating and investing activities through December 31, 2016.  In order for our existing cash and investments to fund operating and investing activities through December 31, 2016, we have limited our planned business activities to the completion of the Phase 2 clinical trial of SHAPE and the winding down of the Phase 2 clinical trial in birinapant in MDS, and we announced a reduction in force in January 2016, which reduced our headcount to 9 employees by April 2016.

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

The recent failure of our MDS clinical trial with birinapant has seriously damaged our ability to raise new financing in the near future.  If we are unable to obtain necessary financing, our ability to complete the development and potential commercialization of our product candidates will be compromised and we will need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our company or our assets.  We cannot assure you that we will be able to obtain additional financing on terms we deem to be commercially reasonable, if at all, or that any third-party financing that we do obtain will be sufficient to cover our operating expenses, debt expenses and other payment obligations.  If we fail to obtain the third-party financing we require, we may be unable to continue our operations at the planned levels or at all.  We may then have to sell our company or our assets or file for, or be forced to resort to, bankruptcy protection or liquidation.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this quarterly report.  Although we believe that we have a reasonable basis for the forward-looking statements contained in this report, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our Annual Report.  In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” of the Annual Report.  The risks described in the Annual Report and under the caption “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this quarterly report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.  We cannot assure you that any of the events discussed under the caption “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this quarterly report or in the risk factors in the Annual Report will not occur.  These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected.  If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.  You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the risk factors in the Annual Report or under the caption “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this quarterly report to be a complete discussion of all potential risks or uncertainties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Company Website

From time to time we will post updated versions of our corporate presentation slides on our website.  Such updates may include information regarding our pipeline, including adjustments of expected timing of certain events, and other information about the progress of our business. The information contained in, or that can be accessed through, our website is not part of this quarterly report.

Separation Agreements

On April 15, 2016, Dr. C. Glenn Begley, the Company’s Chief Scientific Officer, and Dr. Lesley Russell, the Company’s Chief Operating Officer, signed separation agreements with the Company.  These separation agreements are identical in form and content with the separation agreements included as part of their employment agreements previously filed as exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-191811) filed on October 18, 2013.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

Date: May 4, 2016	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016	By:	/s/ PATRICK HUTCHISON
Patrick Hutchison
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

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section, nor shall any of such exhibits be deemed to be incorporated by reference in any filing of TetraLogic Pharmaceuticals Corporation under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.