Form 10-Q
period 2016-06-30
TETRALOGIC PHARMACEUTICALS CORP
filed 2016-08-11
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of August 8, 2016 was 24,769,083.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•	our ability to continue as a going concern without raising additional capital and/or restructuring our existing debt;
•	our ability to successfully pursue strategic alternatives for our company or our product candidates;
•	our ability to restructure our existing debt or raise additional capital to fund our operations and make payments on our existing indebtedness when due;
•	the dilution of existing stockholders from the conversion of our convertible notes, additional share issuances, or the restructuring of our existing debt;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	our ability to comply with the listing requirements of the Nasdaq Global Market and continue to be listed on the Nasdaq Global Market;
•	the risk of securities litigation;
•	the success and timing of our pre-clinical studies and clinical trials;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval we may obtain;
•	our plans and ability to develop and commercialize our product candidates;
•	our ability to acquire or license additional product candidates;
•	our failure to retain our remaining key scientific or management personnel or executive officers;
•	the size and growth of the potential markets for our product candidates, rate and degree of market acceptance of our product candidates and our ability to serve those markets;

•	legal and regulatory developments in the U.S. and foreign countries;
•	our ability to limit our exposure to product liability and securities related lawsuits;
•	the successful development of our commercialization capabilities, including sales and marketing capabilities;
•	recently enacted and future legislation regarding the healthcare system;
•	the success of competing therapies and products that are or become available;
•	obtaining and maintaining intellectual property protection for birinapant, SHAPE and our proprietary technology;
•	the decrease in the market price of our common stock; and
•	our dependence on third parties for certain intellectual property rights and for the conduct of our pre-clinical studies and clinical trials.

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

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2016
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$15,302,382	$8,675,724
Short-term investments	5,106,627	—
Prepaid expenses and other current assets	1,561,705	788,598
Total current assets	21,970,714	9,464,322
Property and equipment, net	417,815	16,751
Intangible assets	41,575,516	41,575,516
Other assets	57,345	—
Total assets	$64,021,390	$51,056,589

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$412,456	$974,475
Accrued expenses	3,182,415	1,932,568
Derivative liabilities	64,877	4,716
Current portion of contingent consideration	—	8,993,000
Total current liabilities	3,659,748	11,904,759
Convertible notes payable, net of discount	28,278,875	29,925,203
Derivative liabilities	55,000	42,000
Deferred taxes	16,879,659	16,879,659
Contingent consideration and other liabilities	21,088,834	14,559,641
Total liabilities	69,962,116	73,311,262

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,769,083 shares issued and outstanding at December 31, 2015 and June 30, 2016	2,477	2,477
Additional paid‑in capital	169,683,829	171,176,189
Cumulative translation adjustment	(70,790)	(66,197)
Cumulative unrealized loss on investments	(971)	—
Accumulated deficit	(175,555,271)	(193,367,142)
Total stockholders’ deficit	(5,940,726)	(22,254,673)
Total liabilities and stockholders’ deficit	$64,021,390	$51,056,589

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	2,883,682	2,382,147	6,019,531	5,354,282
Research and development	7,709,798	1,498,561	14,155,991	4,800,100
Restructuring charges	—	28,871	—	2,041,895
Change in fair value of contingent consideration	1,081,000	1,108,000	2,129,000	2,162,000
Total expenses	11,674,480	5,017,579	22,304,522	14,358,277

Loss from operations	(11,674,480)	(5,017,579)	(22,304,522)	(14,358,277)

Change in fair value of derivative liabilities	1,352,557	(19,791)	1,642,223	73,161
Debt exchange expense	—	—	(818,541)	—
Loss on sale of equipment	—	—	—	(153,572)
Interest and other income	21,946	8,476	61,140	23,145
Interest expense	(1,573,070)	(1,717,707)	(3,136,329)	(3,396,328)
Net loss	$(11,873,047)	$(6,746,601)	$(24,556,029)	$(17,811,871)

Per share information:
Net loss per common share:
Basic	$(0.51)	$(0.27)	$(1.06)	$(0.72)
Diluted	$(0.51)	$(0.27)	$(1.07)	$(0.72)

Weighted average shares outstanding:
Basic	23,332,096	24,769,083	23,074,550	24,769,083
Diluted	23,370,335	24,769,083	23,116,253	24,769,083

Net loss	$(11,873,047)	$(6,746,601)	$(24,556,029)	$(17,811,871)
Foreign currency gains (losses)	11,266	(6,690)	32,782	4,593
Unrealized gains (losses) on available-for-sale securities	(3,430)	—	5,849	971
Comprehensive loss	$(11,865,211)	$(6,753,291)	$(24,517,398)	$(17,806,307)

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities
Net loss	$(24,556,029)	$(17,811,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,454	94,736
Stock‑based compensation expense	2,913,844	1,492,360
Change in fair value of derivative liabilities	(1,642,223)	(73,161)
Change in fair value of contingent consideration	2,129,000	2,162,000
Non‑cash interest expense	1,397,884	1,646,328
Debt exchange expense	818,541	—
Unrealized foreign currency loss	75,744
Loss on sale of equipment	—	153,572
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,076	830,452
Accounts payable, accrued expenses and other liabilities	746,922	(388,550)
Net cash used in operating activities	(18,018,787)	(11,894,134)

Cash flows from investing activities
Purchase of property and equipment	(50,474)	—
Proceeds from sale of equipment	—	152,756
Purchase of short‑term investments	(9,420,731)	—
Sales and maturities of short‑term investments	27,703,705	5,107,598
Net cash provided by investing activities	18,232,500	5,260,354

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	29,553	—
Retirement of convertible notes payable	(825,001)	—
Net cash used in financing activities	(795,448)	—
Effect of exchange rate changes on cash and cash equivalents	(53,236)	7,122
Net decrease in cash and cash equivalents	(634,971)	(6,626,658)
Cash and cash equivalents—beginning of period	13,073,137	15,302,382
Cash and cash equivalents—end of period	$12,438,166	$8,675,724

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of convertible notes to common stock	$2,080,292	$—
Cash paid for interest	$1,750,000	$1,750,000

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Liquidity

At June 30, 2016, we had a working capital deficit of $2.4 million and cash and cash equivalents of $8.7 million. We have not generated any product revenues and have not yet achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and if achieved, could be sustained on a continuing basis. In addition, development activities, clinical and pre-clinical testing, and commercialization of our products will require significant additional financing.

On July 19, 2016, we received a delisting determination letter (the “Determination Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we have not regained compliance with the minimum Market Value of Listed Securities (“MVLS”) requirements set forth in Nasdaq Listing Rule 5450(b)(2)(A). Nasdaq initially notified us by letter (the “Initial Notification Letter”) on January 20, 2016 that we were not in compliance with MVLS requirements for continued listing on The Nasdaq Global Market.  The Initial Notification Letter stated that we had 180 calendar days, or until July 18, 2016, to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A). To regain compliance, the MVLS of our common stock was required to reach at least $50 million for a minimum of 10 consecutive business days.

Nasdaq’s determination (the “Delisting Determination”) will not immediately result in the delisting of our common stock.  Pursuant to the Determination Letter, unless a request for a hearing to appeal the Delisting Determination was received by the Nasdaq Hearings Department by no later than 4:00 p.m. Eastern time on July 26, 2016, our common stock would have been delisted from The Nasdaq Global Market, trading of our common stock would have been suspended at the opening of business on July 28, 2016, and a Form 25-NSE would have been filed with the Securities and Exchange Commission, which would remove our securities from listing and registration on The Nasdaq Global Market.

On July 26, 2016 we requested a hearing to appeal the Delisting Determination.  Under Nasdaq rules, while the appeal process is pending, the suspension of trading of our common stock and the filing of the Form 25-NSE will be stayed, and our common stock will continue to trade on The Nasdaq Global Market until the Nasdaq hearing panel (the “Panel”) makes a determination after the hearing.  Our appeal hearing is currently scheduled for August 25, 2016.  There can be no assurance that we will be successful in our appeal, that the Panel will grant us an additional compliance period prior to suspension and delisting of our common stock from The Nasdaq Global Market or that, if the Panel grants us an additional compliance period, we would be able to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A) within the required time period.

Moreover, as previously disclosed in our Current Report on Form 8-K filed on February 26, 2016, we received separate letters (the “Additional Notification Letters”) on February 23, 2016 from Nasdaq notifying us that we are not in compliance with both the minimum bid price requirement for Primary Equity Securities (the “Minimum Bid Price”) set forth in Nasdaq Listing Rule 5450(a)(1) and with the minimum Market Value of Publicly Held Shares (“MVPHS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(C).  Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a Minimum Bid Price of $1.00 per share and Nasdaq Listing Rule 5450(b)(2)(C) requires listed securities to maintain a minimum MVPHS of $15 million.  The Additional Notification Letters stated that we have until August 22, 2016, to regain compliance with Nasdaq Listing Rule 5450(a)(1) and Nasdaq Listing Rule 5450(b)(2)(c), or be subject to

delisting.    To regain compliance, the minimum bid price of our common stock would need to reach at least $1.00 for 10 consecutive business days by August 22, 2016, and the minimum publicly held market value of the common stock would need to reach at least $15 million for 10 consecutive business days by August 22, 2016. All of these events are outside of our control at this time.

The delisting of our common stock from The Nasdaq Global Market would be considered a fundamental change under the indenture for our 8% convertible senior notes due June 15, 2019 (the “8% Notes”), and we could be required by the noteholders to purchase for cash all of the outstanding 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes ($43.75 million of which are outstanding as of June 30, 2016) plus accrued and unpaid interest. We do not currently have sufficient funds on hand to satisfy the put obligations for the 8% Notes if all holders exercise their put right, and there can be no assurance that we will be able to obtain sufficient funds to meet our obligations with respect to the 8% Notes in the event that delisting occurs and the holders exercise their put right.

Delisting from The Nasdaq Global Market could also significantly affect the ability of investors to trade our common stock and negatively affect the value and liquidity of the common stock.  Moreover, delisting could adversely affect our ability to raise additional financing through the public or private sale of securities, which may result in adverse effects on our operations and ability to continue as a going concern in the future.

We may also face other adverse consequences if our common stock is delisted including, among others, limited availability of market quotations for our common stock and limited ability to issue additional securities pursuant to our short-form registration statement on Form S-3, which may require us to rely on private sales of securities, thereby increasing dilution of existing holders of our common stock and/or resulting in greater expenses and delay if we determine it becomes necessary to conduct a public offering of securities by means of a long-form registration statement on Form S-1.  In addition, if our common stock is delisted, the common stock may be deemed to be a “penny stock,” which (subject to limited exceptions) will require brokers dealing in the common stock to adhere to more stringent rules, including the requirement that broker-dealers must make a special written determination that the penny stock is a suitable investment for the purchaser, other than established customers of the broker-dealer and accredited investors, which may restrict the ability of brokers or dealers to sell our common stock and may adversely affect the ability of our stockholders to sell their shares.

Should we regain compliance with the Nasdaq listing requirements, or otherwise satisfy our obligations with our noteholders, we believe our existing cash and investments will be sufficient to fund our current operating and investing activities through December 31, 2016.  In order for our existing cash and investments to fund operating and investing activities through December 31, 2016, we have limited our planned business activities to the completion of the Phase 2 clinical trial of SHAPE and the winding down of the Phase 2 clinical trial in birinapant in MDS, and we effectuated a reduction in force in January 2016, which reduced our headcount to 9 employees in April 2016.  Our headcount has since been reduced to 8 employees.

We have retained Houlihan Lokey Capital, Inc. as our financial advisor, to provide financial advisory, restructuring and investment-banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives.  We are currently negotiating the potential sale of one or both of our primary molecules, birinapant and Shape, to a third-party purchaser.  We are also currently in active discussions with the noteholders of our 8% Notes regarding the possible early conversion of our 8% Notes into equity.  We can give no assurance that either of these transactions will occur.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of June 30, 2016, consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2016, and consolidated statements of cash flows for the six months ended June 30, 2015 and 2016 are unaudited. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position as of June 30, 2016 and the results of our operations and comprehensive loss for the three and six months ended June 30, 2015 and 2016, and our cash flows for the six months ended June 30, 2015 and 2016.  The financial data and other information disclosed in these notes as of June 30, 2016 and for the three and six months ended June 30, 2015 and 2016 are unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Statements—Overall (Subtopics 825-10)(“ASU 2016-01”). ASU 2016-01 provides updated guidance on the recognition and measurement of financial assets and financial liabilities that will supersede most current guidance. ASU 2016-01 primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments in ASU 2016-01 supersede the guidance to classify equity securities with readily determinable fair values into different categories and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments under ASU 2016-01 are effective, for public business entities, for periods beginning after December 15, 2017, including interim periods within those fiscal years, and with early adoption permitted. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its results of operations, financial position or cash flows.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets
Money market funds (cash equivalents)	$12,243,104	$—	$—	$12,243,104
Short-term investments	—	5,106,627	—	5,106,627
Total assets	$12,243,104	$5,106,627	$—	$17,349,731
Liabilities
Interest make-whole derivative	—	—	$55,000	$55,000
Shape contingent consideration	—	—	21,080,000	21,080,000
Common stock warrant liability	—	—	64,877	64,877
Total liabilities	$—	$—	$21,199,877	$21,199,877
June 30, 2016
Assets
Money market funds (cash equivalents)	$7,429,658	$—	$—	$7,429,658
Total assets	$7,429,658	$—	$—	$7,429,658
Liabilities
Interest make-whole derivative	—	—	$42,000	$42,000
Shape contingent consideration	—	—	23,242,000	23,242,000
Common stock warrant liability	—	—	4,716	4,716
Total liabilities	$—	$—	$23,288,716	$23,288,716

In 2009 and 2010, we issued warrants to purchase our common stock, or the 2009/2010 Warrants, which contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of equity securities or rights to purchase equity securities at a price below the current exercise price of the 2009/2010 Warrants. Accordingly, the 2009/2010 Warrants are recorded as a derivative liability on our balance sheets, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. Each subsequent change in fair value is reflected in our statements of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow is recorded as a financing activity on the statements of cash flows.  The fair value of each 2009/2010 Warrant is estimated using an option-pricing model, which requires inputs such as the expected volatility based on comparable public companies (75%), the fair value of the common stock, and the remaining contractual term of the warrant (3.3 to 3.7 years). For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value.

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

In April 2014, we acquired by merger 100% of Shape Pharmaceuticals.  The acquisition of Shape Pharmaceuticals includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalty payments upon commercialization.  We account for contingent consideration in accordance with applicable guidance provided within Accounting Standards Codification (ASC) 805, Business Combinations.  It is currently estimated that the Shape Pharmaceuticals milestone payments will occur between mid-2017 and 2021. The range of undiscounted milestones we could be required to pay under our agreement is between zero and $64.5 million.  The current and non-current potions of the contingent consideration liability are based upon the timing of when the Company anticipates achieving the various milestones associated with the arrangement, one of which is expected to be achieved within a year. We determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on several factors including:

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

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million are outstanding at June 30, 2016.  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the six months ended June 30, 2015 and 2016:

	December 31,				Change in	June 30,
	2014	Additions	Deductions	Conversions	Fair Value	2015
Interest make-whole derivative	$2,400,000	$—	—	(165,957)	$(1,484,043)	$750,000
Shape contingent consideration	31,491,686	—	$—	—	2,129,000	33,620,686
Common stock warrant liability	256,027	—	—	$—	(158,180)	97,847
Total liabilities	$34,147,713	$—	$—	$—	$486,777	$34,468,533

	December 31,				Change in	June 30,
	2015	Additions	Deductions	Conversions	Fair Value	2016
Interest make-whole derivative	$55,000	—	—	$—	$(13,000)	$42,000
Shape contingent consideration	21,080,000	—	—	—	2,162,000	23,242,000
Common stock warrant liability	64,877	—	—	—	(60,161)	4,716
Total liabilities	$21,199,877	$—	$—	$—	$2,088,839	$23,288,716

As of June 30, 2016, the fair value and carrying value of our convertible debt was as follows:

	Fair Value	Carrying Value	Face Value

8.00% convertible senior notes due June 15, 2019	$11,366,000	$29,925,203	$43,750,000

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statements of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and six months ended June 30, 2015 and 2016. The Company recorded $(3,430), $0, $5,849 and $971 of unrealized gains/(losses) during the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, respectively. Realized gains and losses are included in interest income in the statements of operations. The Company did not record any realized gains or losses during the three and six months ended June 30, 2015 and 2016. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of June 30, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at December 31, 2015 and June 30, 2016 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
Cash and cash equivalents:
Cash and money market accounts	$15,302,382	—	—	$15,302,382
Total cash and cash equivalents	$15,302,382	$—	$—	$15,302,382
Short-term investments:
Corporate bonds	$3,108,516	—	$(1,069)	$3,107,447
Commercial paper	1,999,082	98	—	1,999,180
Total short-term investments	$5,107,598	$98	$(1,069)	$5,106,627
Total cash, cash equivalents, and investments	$20,409,980	$98	$(1,069)	$20,409,009

June 30, 2016
Cash and cash equivalents:
Cash and money market accounts	$8,675,724	—	—	$8,675,724
Total cash and cash equivalents	$8,675,724	$—	$—	$8,675,724

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

Six Months Ended
June 30,
2016
Restructuring accrual, January 1, 2016	$-
Severance costs	2,013,024
Payments	(741,735)
Accretion of liability	28,871
Restructuring accrual, June 30, 2016	$1,300,160

Current portion, included in Accrued Liabilities, at June 30, 2016	$994,819
Long-term portion, included in other liabilities, at June 30, 2016	$305,341

In March 2016, we sold all of our laboratory equipment for proceeds of $152,756, which resulted in a loss on sale of equipment of $153,572 during the six months ended June 30, 2016.

6.  Notes Payable

8% Convertible Senior Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible senior notes due June 15, 2019 (the “8% Notes”), of which $43.75 million remain outstanding as of June 30, 2016. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

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

Holders also may surrender their 8% Notes for conversion at any time on or after February 15, 2019 and on or prior to the close of business on the business day immediately prior to the stated maturity date regardless if any of the foregoing conditions have been satisfied.  As of December 31, 2015 and June 30, 2016, the 8% Notes were not convertible.

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

If the 8% Notes are converted in connection with certain fundamental changes that occur prior to maturity of the 8% Notes, we may also be obligated to pay an additional (or “make whole”) premium with respect to the 8% Notes so converted. In addition, if certain fundamental changes occur with respect to TetraLogic, including the delisting of our common stock from the Nasdaq Global Market, holders of the 8% Notes will have the option to require us to purchase for cash all or a portion of the 8% Notes at a purchase price equal to 100% of the principal amount of the 8% Notes plus accrued and unpaid interest.

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

The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 8% Notes.  The carrying value of our 8% Notes is net of debt discount of $12,785,423 and $15,471,125 at June 30, 2016 and December 31, 2015, respectively.

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

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.  As of December 31, 2015 and June 30, 2016, the 8% Notes were classified as long-term liabilities.

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

In March 2015, we agreed to exchange $3.25 million aggregate principal amount of our 8% Notes in separately negotiated transactions for cash payments totaling $0.8 million and the issuance of 0.5 million shares of our common stock.  We recognized $0.8 million of debt exchange expense for the three months ended June 30, 2015 in connection with these exchanges, which represents the additional consideration (cash and shares) that was provided to these noteholders pursuant to their exchange agreements.

The following table summarizes how the 8% Notes are reflected in our balance sheet at June 30, 2016:

June 30, 2016
Face value of outstanding notes	$43,750,000
Conversion option reported in equity	(15,002,020)
Interest make-whole derivative	(2,889,043)
Unamortized debt issuance costs	(1,039,374)
Cumulative amortization of debt discount	5,105,640
Carrying value	$29,925,203

The following table sets forth our interest expense incurred for the three and six months ended June 30, 2015 and 2016:

	Three months ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

8% Convertible Senior Notes due 2019 - coupon	$875,000	$875,000	$1,738,445	$1,750,000
8% Convertible Senior Notes due 2019 - amortization of debt discount	611,455	756,093	1,219,761	1,473,099
Amortization of deferred financing costs	86,615	86,614	178,123	173,229
	$1,573,070	$1,717,707	$3,136,329	$3,396,328

7. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, or Common Stock, of which 24,769,083 were issued and outstanding at December 31, 2015 and June 30, 2016.

At the Market Offering

On March 13, 2015, we entered into a Sales Agreement with Guggenheim Securities, LLC, or Guggenheim, to offer shares of our Common Stock from time to time through Guggenheim, as our sales agent for the offer and sale of the shares.  We may offer and sell shares for an aggregate offering price of up to $25 million.  We did not make any sales under the Sales Agreement during the three and six months ended June 30, 2015 and 2016.

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

From the effective date of the Purchase Agreement through December 31, 2015, we issued a total of 1,435,612 shares of Common Stock to LPC, including 105,379 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement and purchasing additional shares, for gross proceeds of $2.9 million. We did not issue any shares under the Purchase Agreement during the three and six months ended June 30, 2016.

Stock-based compensation expense

Stock-based payments to employees, including grants of employee stock options, are recognized in the statements of operations and comprehensive loss based on fair value. Stock-based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument.

Stock-based compensation expense recognized by award type is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Options awards	$1,233,950	$618,896	$2,561,157	$1,659,704
Restricted stock awards	59,063	(55,781)	352,687	(167,344)
Total stock-based compensation expense	$1,293,013	$563,115	$2,913,844	$1,492,360

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Research and development	$347,281	$27,588	$816,959	$64,639
General and administrative	945,732	535,527	2,096,885	1,427,721
Total stock-based compensation expense	$1,293,013	$563,115	$2,913,844	$1,492,360

A summary of activity for all options for the six months ended June 30, 2016 is presented below:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value
Outstanding—December 31, 2015	4,020,783	$5.48	7.8	$—
Granted	—	—
Exercised	—	—
Forfeited	(986,145)	5.45
Outstanding—June 30, 2016	3,034,638	$5.49	7.2	$—
Vested and expected to vest—June 30, 2016	3,027,715	$5.49	7.2	$—
Exercisable at June 30, 2016	2,628,632	$5.48	7.0	$—

We had 225,000 and 450,000 shares of unvested restricted stock outstanding at June 30, 2016 and December 31, 2015, respectively.  During the three and six months ended June 30, 2016, 225,000 shares of unvested restricted stock were forfeited.

As of June 30, 2016, there was $1.7 million, net of estimated forfeitures, of total unrecognized compensation expense related to unvested stock options which we expect to recognize as compensation expense over a weighted average attribution period of 1.1 years, subject to acceleration if the market condition is met for those awards that contain a market condition.  In addition, there was $0.6 million of total unrecognized compensation expense related to unvested shares of restricted stock which we expect to recognize as compensation expense over a weighted average attribution period of 1.6 years, subject to acceleration if the market condition is met for those awards that contain a market condition.

Warrants

We currently have the following warrants outstanding to purchase shares of our Common Stock:

		Number of
		Shares	Exercise
Warrant Series	Underlying Equity Security	Issuable	Price	Expiration Date
2007 Warrant	common stock	1,961	$7.65	May 2017
2009/2010 Warrants	common stock	52,815	$0.85	November 2019-March 2020

Our 2009/2010 Warrants are classified as derivative liabilities on our balance sheets with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities. See Note 3 with respect to fair value.  A total of 21,786 of our 2006 Warrants expired unexercised in March 2016 and May 2016.

8. Loss Per Share of Common Stock

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by giving effect to all potentially dilutive securities outstanding for the period.

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three and six months ended June 30, 2015, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.  For the three and six months ended June 30, 2016, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were non-dilutive.

The following table sets forth the computation of diluted net loss per share for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Numerator:
Net loss	$(11,873,047)	$(6,746,601)	$(24,556,029)	$(17,811,871)
Less: income from change in fair value of warrant liability	(125,557)	—	(158,180)	—
Numerator for diluted net loss per common share	$(11,998,604)	$(6,746,601)	$(24,714,209)	$(17,811,871)
Denominator:
Basic weighted average common shares outstanding	23,332,096	24,769,083	23,074,550	24,769,083
Dilutive common shares from assumed warrant exercises	38,239	—	41,703	—
Diluted weighted average shares of common stock outstanding	23,370,335	24,769,083	23,116,253	24,769,083
Diluted net loss per share of common stock	$(0.51)	$(0.27)	$(1.07)	$(0.72)

The following potentially dilutive securities outstanding for the three and six months ended June 30, 2015 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Warrants	23,747	54,776	23,747	54,776
Stock options	4,027,517	3,448,930	3,654,220	3,527,711
Common shares issuable upon conversion of the 8% Notes	8,058,271	8,058,271	8,058,271	8,058,271
	12,109,535	11,561,977	11,736,238	11,640,758

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel small molecule therapeutics in oncology, infectious diseases and autoimmune diseases. We currently have two clinical-stage product candidates in development: birinapant and SHAPE.   In May 2015, we halted a birinapant chronic hepatitis B virus, or HBV, clinical trial in Australia, and in January 2016 we terminated the birinapant myelodysplastic syndromes, or MDS, clinical trial due to negative results in the trial. In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic HBV subjects in India.  We submitted a phase 2 study proposal of birinapant in patients with chronic hepatitis B for review by the Indian regulatory authorities.  The Indian Subject Expert Committee (the “Committee”), Gastroenterology and Hepatology met on April 19, 2016 to discuss the proposed study.  The Committee stated that they could not recommend this trial to the Indian regulatory authorities at this time.  We are continuing to interface with the Indian regulatory authorities to explore a path forward for this study, as well as considering alternative opportunities for this study in other geographical regions.  The commencement of this study is also dependent on our ability to obtain the necessary funds to perform the study.

The recent negative results from our MDS clinical trial with birinapant has seriously damaged our ability to raise new financing in the near future.  If we are unable to obtain necessary financing, our ability to complete the development and potential commercialization of our product candidates will be compromised and we will need to downsize or wind down our operations through liquidation, bankruptcy or a sale of our company or our assets.  We cannot assure you that we will be able to obtain additional financing on terms we deem to be commercially reasonable, if at all or that the third-party financing that we do obtain will be sufficient to cover our operating expenses, debt expenses and other payment obligations.  If we fail to obtain the third-party financing we require, we may be unable to continue our operations at the planned levels or at all.  We may then have to sell our company or our assets or file for, or be forced to resort to, bankruptcy protection or liquidation.

In January 2016, our board of directors authorized a reduction in our staff which reduced our head count to 9 employees in April 2016. Our Chief Scientific Officer and our Chief Operating Officer were included in those reductions.  As a result of these reductions, we recorded a one–time restructuring charge of $2.0 million in the first quarter of fiscal 2016.  In April 2016, our Chief Financial Officer resigned, which reduced our head count to the current level of 8 employees.

See Footnote 1 for a discussion of our Nasdaq delisting notices and their effect on our future liquidity.

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

We have retained Houlihan Lokey Capital, Inc. as our financial advisor, to provide financial advisory, restructuring and investment-banking services in connection with analyzing and considering a wide range of transactional and strategic alternatives.  We are currently negotiating the potential sale of one or both of our primary molecules, birinapant and Shape, to a third-party purchaser.  We are also currently in active discussions with the noteholders of our 8% Notes regarding the possible early conversion of our 8% Notes into equity.  We can give no assurance that either of these transactions will occur.

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

The interim results taken during this Phase 2 clinical trial demonstrated that SHAPE also showed improvement in pruritus (itch), a significant symptom associated with CTCL.  Forty-five percent of all patients enrolled in the trial entered with significant pruritus at baseline as defined by VAS score.  Of these, 50% saw a clinically meaningful reduction in pruritus.  In addition, the pruritus response appeared to be dose dependent, and all 8 patients on the highest dose arm experienced a clinically meaningful reduction in pruritus. SHAPE was well tolerated by patients in the clinical trial.

We have undertaken a final analysis of our randomized Phase 2 clinical trial of SHAPE.  Sixty patients were evaluable for response. In total, nineteen patients exhibited a response to treatment as assessed by CAILS, the primary endpoint, and a further 40 had stable disease.  Under the 1% SHAPE twice-daily dosing regimen, seven of 19 patients exhibited a response to treatment as assessed by CAILS, and the remaining 12 patients had stable disease.  In addition, the final results continued to demonstrate improvement in pruritus, with 54% of all patients that entered the trial with significant pruritus at baseline showing improvement, and 80% of such patients under the 1% SHAPE twice-daily dosing regimen showing improvement.  One of the principal objectives of this study was to identify the optimal dose to carry forward into a Phase 3 clinical trial.  Based upon the data from our study, we believe that the dose which demonstrates the best combination of safety and efficacy is the 1% SHAPE administered twice daily.  We intend to schedule an end of Phase 2 meeting with the FDA to discuss these results and the potential design for a Phase 3 clinical trial.  The commencement of this trial will also be dependent on our ability to obtain the necessary funds for this trial.

SHAPE’s composition of matter patent in the U.S. extends until at least 2028.  We have acquired worldwide development and commercialization rights to SHAPE for all indications.

Birinapant is a novel small molecule therapeutic that mimics Second Mitochondrial Activator of Caspases, or SMAC-mimetic, which leads to apoptosis, or cell-death, in damaged cells.  In June 2014, we commenced a randomized, double-blind placebo-controlled Phase 2 clinical trial of birinapant administered with azacitidine in subjects with previously untreated, higher risk MDS. On January 6, 2016, we announced interim results from this study in which birinapant did not demonstrate clinical benefit over placebo on the primary endpoint of response rate after four months of therapy and met the bounds for futility.  This interim analysis included the first 62 patients randomized in the trial. As a result, the MDS clinical trial was terminated as of January 6, 2016.

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

In May 2015, we halted the birinapant chronic HBV multiple ascending dose trial being conducted in Australia due to cranial nerve palsies observed in the first cohort.  In July 2015, we announced that we intend to initiate a combination single ascending dose/multiple ascending dose clinical trial, with birinapant as a single agent, in chronic HBV subjects in India.  We submitted a phase 2 study proposal of birinapant in patients with chronic hepatitis B for review by the Indian regulatory authorities.  The Indian Subject Expert Committee (the “Committee”), Gastroenterology and Hepatology met on April 19, 2016 to discuss the proposed study.  The Committee stated that they could not recommend this trial to the Indian regulatory authorities at this time.  We are continuing to interface with the Indian regulatory authorities to explore a path forward for this study, as well as considering alternative opportunities for this study in other geographical regions.  The commencement of this study is also dependent on our ability to obtain the necessary funds to perform the study.

In April 2015, we entered into a clinical study collaboration agreement with Merck & Co. (“Merck”) to perform a Phase 1 dose-escalation study to evaluate the safety and efficacy of birinapant in combination with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, in patients with relapsed or refractory solid tumors.  We will sponsor and fund the clinical trial and Merck will supply KEYTRUDA®.  Results from the clinical trial will be used to determine the path for further clinical development of the combination.  In addition, we have entered into a collaboration with The University of California, Los Angeles (“UCLA”) School of Medicine to perform a Phase 2 study to evaluate the safety and efficacy of birinapant plus standard of care platinum based therapy, in patients with high grade serous ovarian cancer. The study is based on preclinical research conducted at UCLA and led by Sanaz Memarzadeh, MD, PhD, associate professor and gynecologic cancer surgeon at the UCLA Broad Stem Cell Research Center, UCLA School of Medicine.   Both the Merck study and the UCLA study may commence in the coming months subject to our ability to obtain the necessary funds to perform the studies.

We discovered birinapant, and its composition of matter patent in the U.S. extends until at least 2030.  We have retained worldwide development and commercialization rights for all indications.

We are also exploring strategic alternatives with respect to birinapant, including the potential out-licensing of birinapant to interested partners.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our accumulated deficit through June 30, 2016 was $193.4 million, and we expect to continue to incur substantial losses in future periods.

We incurred research and development expenses of $7.7 million, $1.5 million, $14.2 million and $4.8 million during the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our clinical-stage product candidates, birinapant and SHAPE. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which have been converted into shares of our Common Stock in connection with our initial public offering. We also received amounts under collaboration and grant arrangements totaling $13.7 million. In December 2013 we sold 8,222,115 shares of Common Stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued convertible notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  In 2015 we sold 1,435,612 shares of Common Stock under a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”) for net proceeds of $2.6 million.  As of December 31, 2015 and June 30, 2016, we had $20.4 million and $8.7 million in cash, cash equivalents and short-term investments, respectively.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three and six months ended June 30, 2015 and 2016, and our financial condition as of December 31, 2015 and June 30, 2016.

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

For the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, our general and administrative expenses totaled $2.9 million, $2.4 million, $6.0 million and $5.4 million, respectively. The decrease in general and administrative expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016 is due to a decrease in personnel and stock compensation expenses resulting from our reduction in staff implemented in the first quarter of 2016, offset by an increase in financial advisory expenses related to our exploration of strategic alternatives during 2016.  The decrease in general and administrative expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016 is due to the changes in personnel, stock compensation, and financial advisory expenses noted above, also offset by an increase in patent legal expenses in 2016 as compared to 2015.

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

During the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, we incurred $7.7 million, $1.5 million, $14.2 million and $4.8 million, respectively, in research and development expenses. Research and development expenses decreased for both the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, due to decreases in clinical trial expenses for all indications, decreases in manufacturing, product development, and pre-clinical expenses, and decreases in personnel and stock compensation expenses resulting from the reduction in force implemented in the first quarter of 2016.  The MDS trial was terminated in January 2016 due to disappointing results.  The HBV trial was temporarily halted in May 2015. We completed enrollment in the Phase 1/2 open-label, non –randomized clinical trial of birinapant administered with conatumumab in third-line ovarian cancer trial in the second quarter of 2015, and based on results observed to date, we do not expect to advance this program beyond this study at this time.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Clinical development	$3,771,017	$822,965	$6,502,073	$2,930,426
Manufacturing and formulation	1,163,315	(8,620)	1,916,661	151,156
Personnel related	1,708,823	656,628	3,479,485	1,653,879
Stock-based compensation	347,281	27,588	816,959	64,639
Consulting	118,185	—	343,212	—
Other research and non-clinical development	601,177	—	1,097,601	—
	$7,709,798	$1,498,561	$14,155,991	$4,800,100

The following table summarizes our research and development expenses by targeted indication for the three and six months ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Blood cancers (MDS)	$4,087,522	$563,732	$7,454,556	$2,834,155
Solid tumors	700,665	—	1,363,861	—
Infectious diseases (HBV)	753,511	—	1,148,455	—
Shape (CTCL)	1,330,787	934,829	2,547,942	1,965,945
Other pre-clinical and non-indication specific	837,313	—	1,641,177	—
	$7,709,798	$1,498,561	$14,155,991	$4,800,100

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

Restructuring charge

On January 19, 2016, we authorized the implementation of a 19 person reduction in staff to control operating expenses and reduce ongoing cash requirements.  The actions associated with the reductions were completed in April 2016.  These termination benefits consist of a severance payment equal to 3 months’ salary or, in the case of certain senior executives, consist of benefits pursuant to the provisions of their employment agreements, and outplacement assistance.  The estimated liability for termination benefits which will be paid out over 18 months was recorded at fair value during the first quarter of 2016.  As a result of the reductions and the accretion of the liability, we recorded restructuring charges of $29.0 thousand and $2.0 million for the three and six months ended June 30, 2016, respectively.

Change in fair value of contingent consideration

The acquisition of Shape includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our consolidated statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  For the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, we recorded a change in fair value of contingent consideration of $1.1 million, $1.1 million, $2.1 million and $2.2 million, respectively. The change in fair value of the contingent consideration recorded for the three and six months ended June 30, 2015 and 2016 was due primarily to accretion related to the passage of time.

Change in fair value of derivative liabilities

Certain of our warrants to purchase our Common Stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  For the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, we recorded a change in fair value of these derivative liabilities of $0.1 million, $0, $0.2 million and $0.1 million, respectively.  The change in the fair value of these derivative liabilities is due primarily to the decrease in the value of our Common Stock during those periods.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  For the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, we recorded a change in fair value of this derivative liability of $1.2 million,

$(17,000), $1.4 million and $13,000, respectively.  The change in the fair value of this derivative liability is due primarily to the change in the value of our Common Stock during those periods.

Interest and Other Income

Interest and other income consist principally of interest income earned on cash and cash equivalent balances.

Loss on sale of equipment

In March 2016, we sold all of our laboratory equipment with a net book value of $306,000 for net proceeds after selling costs of $152,000, resulting in a loss on sale of equipment of $154,000.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, was $1.6 million, $1.7 million, $3.1 million and $3.4 million, respectively. This interest expense is attributable to coupon interest on our 8% Notes and to non-cash interest expense resulting from the accretion of the debt discount and beneficial conversion feature associated with our 8% Notes issued in June 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the six months ended June 30, 2016 decreased to $11.9 million from $18.0 million used in the six months ended June 30, 2015. This decrease was driven primarily by lower operating costs in 2016 as compared to 2015.

Investing Activities.  Cash provided by investing activities was $5.3 million for the six months ended June 30, 2016 as compared to cash provided by investing activities of $18.2 million for the six months ended June 30, 2015.  Cash provided by investing activities for 2015 and 2016 is attributable primarily to the excess of maturities over purchases of short-term investments during the period.

Financing Activities.  There were no cash flows from financing activities during the six months ended June 30, 2016.  Cash used in financing activities was $0.8 million for the six months ended June 30, 2015, due primarily to payments made to retire convertible notes during the period.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. We incurred net losses of $11.9 million, $6.7 million, $24.6 million and $17.8 million for the three months ended June 30, 2015 and 2016, and the six months ended June 30, 2015 and 2016, respectively. Our operating activities used $18.0 million and $11.9 million of cash flows during the six months ended June 30, 2015 and 2016, respectively. At June 30, 2016, we had an accumulated deficit of $193.4 million, a working capital deficit of $2.4 million and cash and cash equivalents of $8.7 million. We funded our operations as a private company primarily through the sale of preferred stock and the issuance of convertible notes for gross proceeds totaling $85.4 million, which were converted into shares of our Common Stock in connection with our initial public offering.  We also received amounts under collaboration and grant arrangements totaling $13.7 million. In December 2013 we sold 8,222,115 shares of Common Stock in our initial public offering for net proceeds of $49.1 million after payment of underwriting fees and other expenses, and in June 2014 we issued our 8%

Notes for proceeds of $44.1 million, net of underwriting fees and other expenses.  In 2015 we sold 1,435,612 shares of Common Stock under a purchase agreement with LPC for net proceeds of $2.6 million.

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of our 8% Notes, of which $43.75 million remain outstanding as of June 30, 2016. Interest on our 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced December 15, 2014.  Our 8% Notes are general unsecured and unsubordinated obligations and rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes, rank equal in right of payment to our existing and future indebtedness and other liabilities that are not so subordinated, are effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by our subsidiaries, including trade payables. We may not redeem our 8% Notes at our option prior to maturity. Our 8% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 148.3019 shares per $1,000 principal amount of our 8% Notes (equivalent to an initial conversion price of approximately $6.74 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.  We may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.  See Note 6 to Notes to Consolidated Financial Statements for additional information.  The indenture for our 8% Notes contains certain covenants which limit our and our subsidiaries’ ability to incur certain additional indebtedness except for certain permitted debt, and to incur liens except for certain permitted liens. We are in compliance with all the covenants set forth in the indenture governing our 8% Notes.

In April 2014, we acquired by merger Shape Pharmaceuticals, a development stage pharmaceutical company developing SHAPE.  We acquired this company to add a second clinical-stage oncology compound to the TetraLogic portfolio.  We paid $13.0 million in cash at closing and entered into a contingent consideration arrangement that may require us to pay additional consideration, including milestone payments and tiered royalty payments upon commercialization.  We currently estimate that the milestone payments will occur between mid-2017 and 2021.  The range of undiscounted amounts that we could be required to pay under our agreement for the milestone payments is between zero and $64.5 million.  The current and non-current potions of the contingent consideration liability are based upon the timing of when the Company anticipates achieving the various milestones associated with the arrangement, one of which is expected to be achieved within a year.

We have not generated revenues since our inception and we expect to continue to incur net losses for the foreseeable future. We do not currently have an open revolving line of credit or access to bank finance. We have limited assets which can be used as collateral to secure potential indebtedness. We expect our cash expenditures to increase in the near term as we fund our planned clinical trials for our product candidates. As a publicly traded company we have significant additional legal, accounting and other expenses that we were not required to incur as a private company which increases our legal and financial compliance costs and makes some activities more time‑consuming and costly.

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

See Footnote 1 for a discussion of our Nasdaq delisting notices and their effect on our future liquidity.

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

We cannot assure you that we will be able to obtain additional financing on terms we deem to be commercially reasonable, if at all, or that any third-party financing that we do obtain will be sufficient to cover our operating expenses, debt expenses and other payment obligations.  If we fail to obtain the financing we require, we may be unable to continue our operations at the planned levels or at all.  We may then have to sell our company or our assets or restructure or file for, or be forced to resort to, bankruptcy protection or liquidation.

Should we regain compliance with the Nasdaq listing requirements, successfully restructure our existing debt or otherwise satisfy our obligations to our noteholders, we believe our existing cash and investments will be sufficient to fund our current operating and investing activities through December 31, 2016.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this quarterly report.  Although we believe that we have a reasonable basis for the forward-looking statements contained in this report, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Consulting Agreement

In connection with the resignation on April 5, 2016 of Pete A. Meyers as Chief Financial Officer and Treasurer of the Company, effective April 30, 2016, which was previously reported on the Current Report on Form 8-K filed by the Company on April 7, 2016, Mr. Meyers entered into a Consulting Agreement with the Company (the “Consulting Agreement”) which is filed as an exhibit to this Quarterly Report on Form 10-Q.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

Date: August 11, 2016	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ PATRICK HUTCHISON
Patrick Hutchison
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Consulting Agreement dated April 6, 2016 by and between TetraLogic Pharmaceuticals Corporation and Pete A. Meyers.
31.1	Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifying Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 1350 of Title 18 of the United States Code.
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema
101.cal	XBRL Taxonomy Extension Calculation Linkbase
101.def	XBRL Taxonomy Extension Definition Linkbase
101.lab	XBRL Taxonomy Extension Label Linkbase
101.pre	XBRL Taxonomy Extension Presentation Linkbase

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