Form 10-Q
period 2016-09-30
TETRALOGIC PHARMACEUTICALS CORP
filed 2016-11-03
CIK 1361248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36208

TetraLogic Pharmaceuticals Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1604756
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P.O. Box 1305
Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

(610) 889-9900

(Registrant’s Telephone Number, Including Area Code)

343 Phoenixville Pike

Malvern, PA  19355

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, as of October 28, 2016 was 24,769,083.

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

Actual results could differ materially from our forward-looking statements due to a number of factors, including risks related to:

•	if the planned sale of substantially all of our assets (the “Asset Sale”) to Medivir AB (“Medivir”) is not approved or consummated, we may have to file for bankruptcy and liquidation;
•	there can be no guarantee that the Asset Sale will be completed;
•

the entire cash payment from the Asset Sale will be used to partially redeem our 8% convertible 8% notes due 2019 (the “8% Notes”)  and pay certain clinical trial expenses and will not be distributed to stockholders, and there may be no other recovery for any of our stockholders;

•	there can be no guarantee we will receive any future milestones or earn-out payments from the Asset Sale;
•	there can be no guarantee that Medivir will comply with its obligation to use commercially reasonable efforts in connection with the clinical trials of our product candidates;
•	holders of the 8% Notes and our to be issued preferred stock will have priority over our common stock on distributions, if any, following the consummation of the Asset Sale;
•	the asset purchase agreement with Medivir (the “APA”) limits our ability to sell our Business to a party other than Medivir;
•

we may be required to pay a $1.3 million termination fee to Medivir if we breach certain covenants, accept an unsolicited superior offer, or pursue an alternative transaction in the exercise of our board of directors’  fiduciary duties;

•	we will retain certain liabilities following consummation of the Asset Sale, including liabilities related to our current or former employees;
•	the APA with Medivir may expose us to indemnification obligations which could reduce future milestones and earn-out payments;

•	the announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect our financial condition and future strategic opportunities;
•	following consummation of the Asset Sale, we may no longer be required to file reports with the SEC;
•	if the Asset Sale is not completed, we may be unable to successfully pursue strategic alternatives for our company or our product candidates;
•	if the Asset Sale is not completed, we may be unable to restructure our existing debt or raise additional capital to fund our operations and make payments on our existing indebtedness when due;
•	the dilution of existing stockholders from our planned issuance of the preferred stock and conversion of such preferred stock;
•	our estimates regarding expenses and future revenues;
•	the risk of securities litigation;
•	the success and timing of our pre-clinical studies and clinical trials;
•	the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the labeling under any approval;
•	if the Asset Sale is not consummated, our plans and ability to develop and commercialize our product candidates;
•	if the Asset Sale is not consummated, our ability to acquire or license additional product candidates;
•	the size and growth of the potential markets for our product candidates, rate and degree of market acceptance of our product candidates and Medivir’s ability to serve those markets;
•	legal and regulatory developments in the U.S. and foreign countries;
•	recently enacted and future legislation regarding the healthcare system;
•	the success of competing therapies and products that are or become available;
•	obtaining and maintaining intellectual property protection for birinapant and SHAPE; and
•	the dependence on third parties for certain intellectual property rights and for the conduct of pre-clinical studies and clinical trials of our product candidates.

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

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2016
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$15,302,382	$5,885,474
Short-term investments	5,106,627	—
Prepaid expenses and other current assets	1,561,705	488,106
Total current assets	21,970,714	6,373,580
Property and equipment, net	417,815	7,457
Intangible assets	41,575,516	36,406,516
Other assets	57,345	—
Total assets	$64,021,390	$42,787,553

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$412,456	$241,634
Accrued expenses	3,182,415	3,683,017
Derivative liabilities	64,877	1,235
Current portion of contingent consideration	—	9,408,000
Total current liabilities	3,659,748	13,333,886
Convertible notes payable, net of discount	28,278,875	30,809,129
Derivative liabilities	55,000	22,000
Deferred taxes	16,879,659	14,562,659
Contingent consideration and other liabilities	21,088,834	14,998,000
Total liabilities	69,962,116	73,725,674

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,769,083 shares issued and outstanding at December 31, 2015 and September 30, 2016	2,477	2,477
Additional paid‑in capital	169,683,829	171,147,476
Cumulative translation adjustment	(70,790)	(86,413)
Cumulative unrealized loss on investments	(971)	—
Accumulated deficit	(175,555,271)	(202,001,661)
Total stockholders’ deficit	(5,940,726)	(30,938,121)
Total liabilities and stockholders’ deficit	$64,021,390	$42,787,553

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	2,523,104	1,471,191	8,542,635	6,825,473
Research and development	6,096,424	(38,256)	20,252,415	4,761,844
Impairment charge	—	5,169,000	—	5,169,000
Restructuring charges	—	1,458,065	—	3,499,960
Change in fair value of contingent consideration	1,123,000	1,164,000	3,252,000	3,326,000
Total expenses	9,742,528	9,224,000	32,047,050	23,582,277

Loss from operations	(9,742,528)	(9,224,000)	(32,047,050)	(23,582,277)

Change in fair value of derivative liabilities	431,358	23,481	2,073,581	96,642
Debt exchange expense	—	—	(818,541)	—
Loss on sale of equipment	—	—	—	(153,572)
Interest and other income	21,614	7,926	82,754	31,071
Interest expense	(1,606,402)	(1,758,926)	(4,742,731)	(5,155,254)
Loss before income tax benefit	(10,895,958)	(10,951,519)	(35,451,987)	(28,763,390)
Income tax benefit	—	2,317,000	—	2,317,000
Net loss	$(10,895,958)	$(8,634,519)	$(35,451,987)	$(26,446,390)

Per share information:
Net loss per common share:
Basic	$(0.46)	$(0.35)	$(1.52)	$(1.07)
Diluted	$(0.46)	$(0.35)	$(1.52)	$(1.07)

Weighted average shares outstanding:
Basic	23,830,978	24,769,083	23,329,464	24,769,083
Diluted	23,864,931	24,769,083	23,369,342	24,769,083

Net loss	$(10,895,958)	$(8,634,519)	$(35,451,987)	$(26,446,390)
Foreign currency gains (losses)	(13,300)	(20,216)	19,482	(15,623)
Unrealized gains (losses) on available-for-sale securities	3,796	—	9,645	971
Comprehensive loss	$(10,905,462)	$(8,654,735)	$(35,422,860)	$(26,461,042)

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities
Net loss	$(35,451,987)	$(26,446,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,691	104,030
Stock‑based compensation expense	4,325,575	1,463,647
Change in fair value of derivative liabilities	(2,073,581)	(96,642)
Change in fair value of contingent consideration	3,252,000	3,326,000
Non‑cash interest expense	2,129,286	2,530,254
Debt exchange expense	818,541	—
Unrealized foreign currency loss	89,660
Loss on sale of equipment	—	153,572
Impairment charge	—	5,169,000
Deferred income tax benefit	—	(2,317,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	628,751	1,130,944
Accounts payable, accrued expenses and other liabilities	445,460	294,100
Net cash used in operating activities	(25,696,604)	(14,688,485)

Cash flows from investing activities
Purchase of property and equipment	(76,666)	—
Proceeds from sale of equipment	—	152,756
Purchase of short‑term investments	(19,292,969)	—
Sales and maturities of short‑term investments	46,299,020	5,107,598
Net cash provided by investing activities	26,929,385	5,260,354

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	31,201	—
Retirement of convertible notes payable	(825,001)	—
Proceeds from issuance of common stock, net	2,583,889	—
Net cash used in financing activities	1,790,089	—
Effect of exchange rate changes on cash and cash equivalents	(186,256)	11,223
Net increase (decrease) in cash and cash equivalents	2,836,614	(9,416,908)
Cash and cash equivalents—beginning of period	13,073,137	15,302,382
Cash and cash equivalents—end of period	$15,909,751	$5,885,474

Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of convertible notes to common stock	$2,080,292	$—
Cash paid for interest	$1,750,000	$1,750,000

See accompanying notes to consolidated financial statements.

TETRALOGIC PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Recent Events

On November 2, 2016, TetraLogic Pharmaceuticals Corporation (the “Company” or “TetraLogic”) and its wholly-owned subsidiary TetraLogic Research and Development Corporation (“TRDC”) entered into a definitive asset purchase agreement (the “APA”) to, subject to closing conditions, sell substantially all of their respective assets (the “Asset Sale”) to Medivir AB, a publicly traded Swedish company (Nasdaq Stockholm: MVIR) (“Buyer” or “Medivir”).

We have agreed to sell substantially all of the assets of TetraLogic and TRDC to Medivir for a purchase price of (i) $12 million payable in cash at closing plus an amount equal to the aggregate expense payable to INC Research, LLC to complete the SHAPE CTCL Phase 2 ongoing clinical trial currently estimated to be $275,000 (the “Closing Payment”), plus (ii) milestone payments based on the development and commercialization of our product candidates by Buyer and earn-out payments based on annual net sales of birinapant (the “Contingent Payments”).   Buyer will also assume certain assumed liabilities (as defined in the APA) at the closing of the Asset Sale, including assuming contingent consideration liabilities due to the former owners of Shape Pharmaceuticals, Inc.

Following the closing of the Asset Sale, the Company may earn additional milestone payments of up to $153 million based on the development and commercialization of our product candidates, subject to certain conditions and limitations described below and in the APA.  In addition, subject to the terms and conditions in the APA, the Company may receive earn-out payments based on net sales of any product containing birinapant as follows:

•	the Company will be entitled to 5% of annual net sales from $0 to $500,000,000;
•	the Company will be entitled to 7.5% of annual net sales from $500,000,000 to $1,000,000,000; and
•	the Company will be entitled to 10% of annual net sales above $1,000,000,000.

Buyer will acquire from TetraLogic and TRDC substantially all of their assets relating to the research, development, manufacture and commercialization of SMAC mimetics and HDAC inhibitors, including birinapant and SHP-141 (the “Business”), including (a) a specified list of contracts, (b) all inventory, supplies, materials and spare parts of TetraLogic and TRDC as of the closing of the Asset Sale, (c) 100% of the equity of their wholly-owned subsidiaries, TetraLogic Birinapant UK Ltd. and TetraLogic Shape UK Ltd., and (d) all intellectual property rights owned by TetraLogic and TRDC as of the closing of the Asset Sale.  Specifically excluded from the Asset Sale and retained by TetraLogic and TRDC are other assets and liabilities of TetraLogic and TRDC identified in the APA, consisting primarily of cash on hand and certain prepaid assets and accrued liabilities related to the wind down of the business.

Completion of the Asset Sale requires the approval of our stockholders and holders of our outstanding 8% Convertible 8% Notes due 2019 (the “8% Notes”), the consent of certain third parties as well as the satisfaction or waiver of other customary conditions set forth in the APA.

The Company had approximately $43.7 million in aggregate principal amount of 8% Notes due 2019 outstanding as of November 2, 2016.  In connection with the Asset Sale to Medivir, described above, on November 2, 2016, TetraLogic entered into a binding agreement (“Note Exchange Agreement”) with 100% of the holders of the 8% Notes pursuant to which the holders of 8% Notes agreed to exchange $2.2 million in aggregate principal amount of the 8% Notes for 12,222,222 newly-issued shares of TetraLogic convertible participating series A preferred stock.  The exchange is expected to be consummated prior to November 14, 2016.  Following the exchange, $41,550,000 in aggregate principal amount of our 8% Notes plus accrued but unpaid interest on all 8% Notes will remain outstanding.  The Company has agreed that, upon consummation of the Asset Sale to Medivir, $12 million will be promptly distributed in cash to the holders of the 8% Notes remaining outstanding in partial redemption of $12 million in aggregate principal amount of such remaining 8% Notes and in priority to any payments to holders of capital stock.  The holders of the 8% Notes have waived any put right in connection with a suspension of trading and delisting of the Company’s Common Stock from The Nasdaq Global Market as well as any right to receive current cash payment of the interest on the 8% Notes, and agreed instead that such interest will continue to accrue until paid off by the Company. The holders of the 8% Notes have also agreed to extend the maturity date of the remaining 8% Notes to June 15, 2024.  These waivers and extensions are conditional on the consummation of the Asset Sale.  If the Asset Sale is not consummated or if the APA is terminated, such waivers and extension will be of no further force and effect as if they had never been provided.

As a result of the transactions noted above, we will be terminating all remaining employees, with all terminations expected to be completed no later than December 2, 2016.

On October 18, 2016, TetraLogic received notice that the Nasdaq Hearings Panel (the “Panel”) had granted the Company’s request for an extension of the previously granted exception for continued listing on The Nasdaq Global Market.  As previously reported in TetraLogic’s Current Report on Form 8-K filed on September 6, 2016, the Panel had granted the Company’s request for continued listing on The Nasdaq Global Market subject to certain conditions, including completion of a conversion of its outstanding 8% Notes into equity of the Company by October 15, 2016 (the “Restructuring”).  On October 15, 2016, the Company informed the Panel that it had not yet completed the Restructuring, and subsequently on October 17, 2016, the Company requested that the Panel extend the exception deadline from October 15, 2016 to October 31, 2016 to complete the process of identifying the remaining holders of the 8% Notes and obtaining agreements for conversion of the 8% Notes.

On October 18, 2016, the Panel granted the Company’s request to extend the exception deadline through the end of the month. The Panel noted that the remaining exception deadlines, reported on Company’s Form 8-K filed on September 6, 2016, are still in place.

On November 2, 2016, the Company received a notice from Nasdaq that it determined to delist our common stock and that it will suspend trading of our common stock effective at the open of business on November 4, 2016.  As a result of the execution of the APA and agreement with the holders of the 8% Notes as described above, the Company notified Nasdaq on November 2, 2016 of its intent to request delisting from the Nasdaq Global Market. Delisting will be effective 10 days after the filing of a Form 25 with the SEC.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of September 30, 2016, consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2016, and consolidated statements of cash flows for the nine months ended September 30, 2015 and 2016 are unaudited. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position as of September 30, 2016 and the results of our operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2016, and our cash flows for the nine months ended September 30, 2015 and 2016.  The financial data and other information disclosed in these notes as of September 30, 2016 and for the three and nine months ended September 30, 2015 and 2016 are unaudited. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

Intangible Assets and Other Long‑Lived Assets

We review our indefinite lived intangible asset, which consists of our indefinite lived intangible asset acquired in our acquisition of SHAPE in 2014, for impairment on an annual basis in the fourth quarter of each year, as well as whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value to the fair value of the asset, which is usually based on the present value of the expected future cash flows associated with the use of the asset. We review other long‑lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount an impairment loss would be recognized if the carrying value of the asset exceeded its fair value. Fair value is generally determined using discounted cash flows.

During the third quarter of 2016, we identified an impairment indicator in the Shape asset group , which consists of the Shape indefinite-lived intangible asset that we acquired in April 2014 and the related contingent consideration liability (“Shape Asset Group”), based on expressions of interest to acquire this asset group from third parties at amounts below the current carrying value.  In addition, on November 2, 2016, we entered into the APA with Medivir to acquire this asset group (as well as substantially all of the other assets) for total consideration of $12 million plus potential future milestones and royalties. The APA is subject to shareholder approval.

Accordingly, to estimate the fair value of the Shape Asset Group as of September 30, 2016, we used the $12 million purchase price from Medivir as our estimate of fair value, as all of the future milestones and royalties that may be earned under the arrangement are contingent on future events which are highly uncertain, and management believes the value attributable to the Company’s other assets to be de-minimus.  We recognized an impairment charge of $5.2 million in the third quarter of 2016 based on the difference between the $12 million purchase price and the carrying value of Shape Asset Group as of September 30, 2016. Given the decrease in the Shape intangible asset, the Company also recorded a deferred tax benefit of $2.3 million during the third quarter of 2016 related to the decrease in the basis difference between book and tax for this asset.

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

The following fair value hierarchy table presents information about each major category of our financial assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets
Money market funds (cash equivalents)	$12,243,104	$—	$—	$12,243,104
Short-term investments	—	5,106,627	—	5,106,627
Total assets	$12,243,104	$5,106,627	$—	$17,349,731
Liabilities
Interest make-whole derivative	—	—	$55,000	$55,000
Shape contingent consideration	—	—	21,080,000	21,080,000
Common stock warrant liability	—	—	64,877	64,877
Total liabilities	$—	$—	$21,199,877	$21,199,877
September 30, 2016
Assets
Money market funds (cash equivalents)	$5,431,977	$—	$—	$5,431,977
Total assets	$5,431,977	$—	$—	$5,431,977
Liabilities
Interest make-whole derivative	—	—	$22,000	$22,000
Shape contingent consideration	—	—	24,406,000	24,406,000
Common stock warrant liability	—	—	1,235	1,235
Total liabilities	$—	$—	$24,429,235	$24,429,235

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

In June 2014, we issued $47.0 million in aggregate principal amount of 8.00% convertible 8% notes due June 15, 2019 (the “8% Notes”), of which $43.75 million are outstanding at September 30, 2016.  The 8% Notes include an interest make-whole feature whereby if a note holder converts any of the Notes after December 31, 2014, they are entitled, in addition to the other consideration payable or deliverable in connection with such conversion, to an interest make-whole payment through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We have determined that this feature is an embedded derivative and have recognized the fair value of this derivative as a liability in our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period on our statements of operations and comprehensive loss as change in fair value of derivative liabilities.  The fair value of this embedded derivative was determined based on a binomial lattice model.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the nine months ended September 30, 2015 and 2016:

	December 31,				Change in	September 30,
	2014	Additions	Deductions	Conversions	Fair Value	2015
Interest make-whole derivative	$2,400,000	$—	—	(165,957)	$(1,889,043)	$345,000
Shape contingent consideration	31,491,686	—	$—	—	3,252,000	34,743,686
Common stock warrant liability	256,027	—	—	$—	(184,538)	71,489
Total liabilities	$34,147,713	$—	$—	$—	$1,178,419	$35,160,175

	December 31,				Change in	September 30,
	2015	Additions	Deductions	Conversions	Fair Value	2016
Interest make-whole derivative	$55,000	—	—	$—	$(33,000)	$22,000
Shape contingent consideration	21,080,000	—	—	—	3,326,000	24,406,000
Common stock warrant liability	64,877	—	—	—	(63,642)	1,235
Total liabilities	$21,199,877	$—	$—	$—	$3,229,358	$24,429,235

In the third quarter of 2016, we estimated the fair value of the Shape Asset Group at $12 million, based on the APA with Medivir to acquire this asset group (as well as substantially all of the other assets of the Company) for total consideration of $12 million plus potential future milestones and royalties.  The Company recorded an impairment charge of $5.2 million based on the excess of the carrying value of the Shape Asset Group as compared to the $12 million estimated fair value as of September 30, 2016.  There were no other non-recurring fair value measurements required during the three or nine months ended September 30, 2016 or 2015.

As of September 30, 2016, the fair value and carrying value of our convertible debt was as follows:

	Fair Value	Carrying Value	Face Value

8.00% convertible 8% notes due June 15, 2019	$11,366,000	$30,809,129	$43,750,000

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

Investments are carried at fair value with unrealized gains and losses included as a component of accumulated other comprehensive loss, until such gains and losses are realized. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive loss to the statements of operations. There were no charges taken for other-than-temporary declines in fair value of short-term or long-term investments during the three and nine months ended September 30, 2015 and 2016. The Company recorded $3,796, $0, $9,645 and $971 of unrealized gains during the three months ended September 30, 2015 and 2016, and the nine months ended September 30, 2015 and 2016, respectively. Realized gains and losses are included in interest income in the statements of operations. The Company did not record any realized gains or losses during the three and nine months ended September 30, 2015 and 2016. The Company utilizes the specific identification method as a basis to determine the cost of securities sold.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to year end. As of September 30, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Cash, cash equivalents and investments at December 31, 2015 and September 30, 2016 consist of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
Cash and cash equivalents:
Cash and money market accounts	$15,302,382	—	—	$15,302,382
Total cash and cash equivalents	$15,302,382	$—	$—	$15,302,382
Short-term investments:
Corporate bonds	$3,108,516	—	$(1,069)	$3,107,447
Commercial paper	1,999,082	98	—	1,999,180
Total short-term investments	$5,107,598	$98	$(1,069)	$5,106,627
Total cash, cash equivalents, and investments	$20,409,980	$98	$(1,069)	$20,409,009

September 30, 2016
Cash and cash equivalents:
Cash and money market accounts	$5,885,474	—	—	$5,885,474
Total cash and cash equivalents	$5,885,474	$—	$—	$5,885,474

5. Restructuring

In January, 2016, we authorized the implementation of a 19 person reduction in staff to control operating expenses and reduce ongoing cash requirements.  The actions associated with these reductions were completed in April 2016.  These termination benefits consist of a severance payment equal to 3 months’ salary or, in the case of certain senior executives, consist of benefits pursuant to the provisions of their employment agreements, and outplacement assistance.  The estimated liability for these termination benefits was scheduled to be paid out over 18 months and was recorded at fair value during the first quarter of 2016.

During the third quarter of 2016, we recorded an additional restructuring charge for severance payments related to the termination of our remaining 8 employees.  In addition, we recorded an adjustment for amendments for certain existing severances that reduced the amounts of benefits payable and allowed for the payment for all benefits by the end of 2016.

In total, we recorded a restructuring charge of $3.5 million during the nine months ended September 30, 2016.  A total of $1.3 million has been paid through September 30, 2016, and the remaining $2.2 million is scheduled to be paid by December 31, 2016.

Total charges and payments related to the restructuring plans recognized in the consolidated statement of operations are as follows:

Nine Months Ended
September 30,
2016
Restructuring accrual, January 1, 2016	$-
Severance costs	3,499,960
Payments	(1,302,307)
Restructuring accrual, September 30, 2016	$2,197,653

In March 2016, we sold all of our laboratory equipment for proceeds of $152,756, which resulted in a loss on sale of equipment of $153,572 during the nine months ended September 30, 2016.

6.  Notes Payable

8% Convertible 8% Notes Due 2019

On June 23, 2014, we issued through a private placement $47.0 million in aggregate principal amount of 8% convertible 8% notes due June 15, 2019 (the “8% Notes”), of which $43.75 million remain outstanding as of September 30, 2016. Interest on the 8% Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2014.

The 8% Notes are general unsecured and unsubordinated obligations and will rank 8% in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the notes, rank equal in right of payment to our existing and future indebtedness and other liabilities that are not so subordinated, are effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all indebtedness and other liabilities incurred by our subsidiaries, including trade payables. We may not redeem the 8% Notes at our option prior to maturity based on the terms of the indenture. The 8% Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion rate of 148.3019 shares per $1,000 principal amount of the 8% Notes (equivalent to an initial conversion price of approximately $6.74 per share of common stock).  This conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.  We may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof, at our election.

The Holders of the 8% Notes may surrender their notes for conversion any time prior to the close of business immediately preceding February 15, 2024 only if any of the following conditions is satisfied:

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

Holders also may surrender their 8% Notes for conversion at any time on or after February 15, 2019 and on or prior to the close of business on the business day immediately prior to the stated maturity date regardless if any of the foregoing conditions have been satisfied.  As of December 31, 2015 and September 30, 2016, the 8% Notes were not convertible.

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

“Daily conversion value” means, for each of the 60 consecutive trading days in the observation period for a note, one ninetieth (1/60th) of the product of (i) the applicable conversion rate on such trading day and (ii) the daily volume-weighted average price on such trading day.

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

On or after December 31, 2014, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date the last reported sale price of our common stock exceeds the applicable conversion price on each such trading day, we will, in addition to the other consideration payable or deliverable in connection with such conversion, make an interest make-whole payment to the converting holder equal to the present value of all scheduled payments of interest (using a discount rate equal to 2%) through the earlier of (i) the date that is three years after the conversion date and (ii) the maturity date if the notes had not been so converted.  We may pay any interest make-whole payment either in cash or in shares of our common stock, at our election.  If we pay an interest make-whole payment in shares of our common stock, then the number of shares of common stock a holder will receive will be that number of shares that have a value equal to the amount of the interest make-whole payment to be paid to such holder in shares, divided by the product of the simple average of the daily value weighted average price of our common stock for the 10 trading days immediately preceding the conversion date multiplied by 92.5%.  Notwithstanding the foregoing, if in connection with any conversion the conversion rate is adjusted for a make-whole fundamental change, then such holder will not receive the interest make-whole payment with respect to such note.  In the note exchange agreement effective October 28, 2016, the holders of 8% Notes have waived any put right in connection with a suspension of trading and delisting of the Company’s Common Stock from The Nasdaq Global Market as well as any right to receive current cash payment of the interest on the 8% Notes, and agreed instead that such interest will continue to accrue until paid off by the Company. The maturity date of the remaining Notes has been extended until June 15, 2024.

The indenture for the notes contains certain covenants which limit our and our subsidiaries’ ability to incur certain additional indebtedness except for certain permitted debt, and to incur liens except for certain permitted liens.

We account for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by recording the liability and equity components of the convertible debt separately. The liability component is computed based on the fair value of a similar liability that does not include the conversion option. The liability component includes both the value of the embedded interest make-whole derivative and the carrying value of the 8% Notes.  The equity component is computed based on the total debt proceeds less the fair value of the liability component. The equity component is also recorded as debt discount and amortized as interest expense over the expected term of the 8% Notes.  The carrying value of our 8% Notes is net of debt discount of $12,940,871 and $15,471,125 at September 30, 2016 and December 31, 2015, respectively.

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

The liability component of our convertible notes will be classified as current liabilities and presented in current portion of long-term debt and the equity component of our convertible debt will be considered a redeemable security and presented as redeemable equity on our consolidated balance sheet if our debt is considered current at the balance sheet date.  As of December 31, 2015 and September 30, 2016, the 8% Notes were classified as long-term liabilities.

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

In March 2015, we agreed to exchange $3.25 million aggregate principal amount of our 8% Notes in separately negotiated transactions for cash payments totaling $0.8 million and the issuance of 0.5 million shares of our common stock.  We recognized $0.8 million of debt exchange expense for the three months ended September 30, 2015 in connection with these exchanges, which represents the additional consideration (cash and shares) that was provided to these noteholders pursuant to their exchange agreements.

The following table summarizes how the 8% Notes are reflected in our balance sheet at September 30, 2016:

September 30, 2016
Face value of outstanding notes	$43,750,000
Conversion option reported in equity	(15,002,020)
Interest make-whole derivative	(2,889,043)
Unamortized debt issuance costs	(952,760)
Cumulative amortization of debt discount	5,902,952
Carrying value	$30,809,129

The following table sets forth our interest expense incurred for the three and nine months ended September 30, 2015 and 2016:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

8% Convertible 8% Notes due 2019 - coupon	$875,000	$875,000	$2,613,445	$2,625,000
8% Convertible 8% Notes due 2019 - amortization of debt discount	644,788	797,312	1,864,549	2,270,411
Amortization of deferred financing costs	86,614	86,614	264,737	259,843
	$1,606,402	$1,758,926	$4,742,731	$5,155,254

In connection with the Asset Sale to Medivir described above, on November 2, 2016, TetraLogic entered into a binding agreement with 100% of the holders of the 8% Notes pursuant to which the holders of the 8% Notes agreed to exchange $2.2 million in aggregate principal amount of the 8% Notes for 12,222,222 newly-issued shares of TetraLogic convertible participating series A preferred stock.  The exchange is expected to be consummated prior to November 14, 2016.  Following the exchange, $41,550,000 in aggregate principal amount of our 8% Notes plus accrued but unpaid interest on all 8% Notes will remain outstanding.  The Company has agreed that, upon consummation of the Asset Sale to Medivir, $12 million will be promptly distributed in cash to the holders of the 8% Notes remaining outstanding in redemption of $12 million in aggregate principal amount of such remaining 8% Notes and in priority to any payments to holders of capital stock.  The holders of the 8% Notes have waived any put right in connection with a suspension of trading and delisting of the Company’s Common Stock from The Nasdaq Global Market as well as any right to receive current cash payment of the interest on the 8% Notes, and agreed instead that such interest will continue to accrue until paid off by the Company.  The holders of the 8% Notes have also agreed to extend the maturity date of the remaining 8% Notes to June 15, 2024.  These waivers and extensions are conditional on the consummation of the Asset Sale.  If the Asset Sale is not consummated or if the APA is terminated such waivers and extensions will be of no further force and effect as if they had never been provided.

7. Stockholders’ Equity

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock, with a par value of $0.0001, of which none were issued and outstanding at December 31, 2015 and September 30, 2016.

In connection with the Asset Sale to Medivir, described above, on November 2, 2016, TetraLogic entered into a binding agreement with 100% of the holders of the 8% Notes pursuant to which the holders of 8% Notes agreed to exchange $2.2 million in aggregate principal amount of the 8% Notes for 12,222,222 newly-issued shares of TetraLogic convertible participating Series A preferred stock (the “Preferred Stock”).  The exchange is expected to be consummated prior to November 14, 2016.

Each outstanding share of Preferred Stock shall be convertible at any time at the option of the holder thereof and without payment of additional consideration into fully paid and non-assessable shares of common stock.  The number of shares of common stock into which each share of Preferred Stock shall initially be convertible (the “Conversion Ratio”) into shall be one (1).  The Conversion Ratio shall be subject to customary adjustments for stock splits, dividends and equity issuances.

The Preferred Stock will entitle its holders to a preferred dividend when, as and if declared by the board of directors of the Company, at a rate of 8%.  Dividends shall be cumulative, whether or not declared by the Board and shall accrue semi-annually from the date of issuance of the Preferred Stock or from the most recent date on which dividends were paid or provided for.  Dividends on the Preferred Stock shall be payable prior to and in preference to any payment of any dividend or other distribution on stock which ranks junior to the Preferred Stock, including the common stock (collectively, the “Junior Stock”).  No dividends or other distributions shall be made on Junior Stock prior to all payments on the Preferred Stock having been made in full.  After all accrued but unpaid dividends have been paid on the Preferred Stock, the holders of Preferred Stock shall also be entitled to any additional dividends or other distributions paid on the common stock by the Company in an amount per share of Preferred Stock equal to the amount paid or distributed per share of common stock as if the Preferred Stock had been converted into common stock at the Conversion Ratio.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001, or Common Stock, of which 24,769,083 were issued and outstanding at December 31, 2015 and September 30, 2016.

At the Market Offering

On March 13, 2015, we entered into a Sales Agreement with Guggenheim Securities, LLC, or Guggenheim, to offer shares of our Common Stock from time to time through Guggenheim, as our sales agent for the offer and sale of the shares.  We may offer and sell shares for an aggregate offering price of up to $25 million.  We did not make any sales under the Sales Agreement during the three and nine months ended September 30, 2015 and 2016.

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

From the effective date of the Purchase Agreement through December 31, 2015, we issued a total of 1,435,612 shares of Common Stock to LPC, including 105,379 shares of Common Stock issued to LPC as consideration for entering into the Purchase Agreement and purchasing additional shares, for gross proceeds of $2.9 million. We did not issue any shares under the Purchase Agreement during the three and nine months ended September 30, 2016.

Stock-based compensation expense

Stock-based payments to employees, including grants of employee stock options, are recognized in the statements of operations and comprehensive loss based on fair value. Stock-based payments to non-employees are recognized at fair value on the date of grant and re-measured at each subsequent reporting date through the settlement of the instrument.

Stock-based compensation expense recognized by award type is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Options awards	$1,214,856	$532,381	$3,776,013	$2,192,085
Restricted stock awards	196,875	(561,094)	549,562	(728,438)
Total stock-based compensation expense	$1,411,731	$(28,713)	$4,325,575	$1,463,647

The credits recorded for restricted stock awards during the three and six months ended September 30, 2016 relates to the reversal of previously recognized expense for awards subject to cliff vesting which have been forfeited.

Total compensation cost recognized for all stock-based compensation awards in the statements of operations and comprehensive loss is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Research and development	$385,376	$22,112	$1,202,335	$86,751
General and administrative	1,026,355	(50,825)	3,123,240	1,376,896
Total stock-based compensation expense	$1,411,731	$(28,713)	$4,325,575	$1,463,647

A summary of activity for all options for the nine months ended September 30, 2016 is presented below:

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Life (In Years)	Value
Outstanding—December 31, 2015	4,020,783	$5.48	7.8	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,652,793)	5.91
Outstanding—September 30, 2016	2,367,990	$5.18	6.6	$—
Vested and expected to vest—September 30, 2016	2,363,144	$5.18	6.6	$—
Exercisable at September 30, 2016	2,024,758	$5.14	6.5	$—

We had 0 and 450,000 shares of unvested restricted stock outstanding at September 30, 2016 and December 31, 2015, respectively.  During the three and nine months ended September 30, 2016, 225,000 and 450,000 shares of unvested restricted stock were forfeited, respectively.

As of September 30, 2016, there was $1.1 million, net of estimated forfeitures, of total unrecognized compensation expense related to unvested stock options which we expect to recognize as compensation expense over a weighted average attribution period of 1.0 years, subject to acceleration if the market condition is met for those awards that contain a market condition.

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

In accordance with ASC Topic 260, Earnings per Share, when calculating diluted net loss per common share, the gain associated with the decrease in the fair value of certain warrants classified as derivative liabilities results in an adjustment to the net loss; and the dilutive impact of the assumed exercise of the warrants results in an adjustment to the weighted average common shares outstanding. We utilize the treasury stock method to calculate the dilutive impact of the assumed exercise of the warrants.  For the three and nine months ended September 30, 2015, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were dilutive.  For the three and nine months ended September 30, 2016, the effect of the adjustments for our 2006 Warrants and our 2009/2010 Warrants were non-dilutive.

The following table sets forth the computation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Numerator:
Net loss	$(10,895,958)	$(8,634,519)	$(35,451,987)	$(26,446,390)
Less: income from change in fair value of warrant liability	(26,358)	—	(184,538)	—
Numerator for diluted net loss per common share	$(10,922,316)	$(8,634,519)	$(35,636,525)	$(26,446,390)
Denominator:
Basic weighted average common shares outstanding	23,830,978	24,769,083	23,329,464	24,769,083
Dilutive common shares from assumed warrant exercises	33,953	—	39,878	—
Diluted weighted average shares of common stock outstanding	23,864,931	24,769,083	23,369,342	24,769,083
Diluted net loss per share of common stock	$(0.46)	$(0.35)	$(1.52)	$(1.07)

The following potentially dilutive securities outstanding for the three and nine months ended September 30, 2015 and 2016 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Warrants	23,747	54,776	23,747	54,776
Stock options	4,030,132	2,701,314	3,653,221	3,194,387
Common shares issuable upon conversion of the 8% Notes	8,058,271	8,058,271	8,058,271	8,058,271
	12,112,150	10,814,361	11,735,239	11,307,434

9. Subsequent Events

On November 2, 2016, TetraLogic and TRDC entered into the APA to, subject to closing conditions, sell substantially all of their respective assets to Medivir.  See Recent Events in Note 1 for further information.

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

Overview

On November 2, 2016, TetraLogic and its wholly-owned subsidiary TRDC entered into the APA to, subject to closing conditions, sell substantially all of their respective assets to Medivir.

We have agreed to sell substantially all of the assets of TetraLogic and TRDC to Medivir for a purchase price of (i) $12 million payable in cash at closing plus an amount equal to the aggregate expense payable to INC Research, LLC to complete the SHAPE CTCL Phase II ongoing trial currently estimated to be $275,000, plus (ii) milestone payments based on the development and commercialization of our product candidates by Buyer and earn-out payments based on annual net sales of birinapant.   Buyer will also assume certain assumed liabilities (as defined in the APA) at the closing of the Asset Sale, including assuming contingent consideration liabilities due to the former owners of Shape Pharmaceuticals, Inc.

Following the closing of the Asset Sale, the Company may earn additional milestone payments of up to $153 million based on the development and commercialization of our product candidates, subject to certain conditions and limitations described below and in the APA.  In addition, subject to the terms and conditions in the APA, the Company may receive earn-out payments based on annual net sales of any product containing birinapant as follows:

•	the Company will be entitled to 5% of annual net sales from $0 to $500,000,000;
•	the Company will be entitled to 7.5% of annual net sales from $500,000,000 to $1,000,000,000; and
•	the Company will be entitled to 10% of annual net sales above $1,000,000,000.

Buyer will acquire from TetraLogic and TRDC substantially all of their assets relating to the research, development, manufacture and commercialization of SMAC mimetics and HDAC inhibitors, including birinapant and SHP-141, including (a) a specified list of contracts, (b) all inventory, supplies, materials and spare parts of TetraLogic and TRDC as of the closing of the Asset Sale, (c) 100% of the equity of their wholly-owned subsidiaries, TetraLogic Birinapant UK Ltd. and TetraLogic Shape UK Ltd., and (d) all intellectual property rights owned by TetraLogic and TRDC as of the closing of the Asset Sale.  Specifically excluded from the Asset Sale and retained by TetraLogic and TRDC are other assets and liabilities of TetraLogic and TRDC identified in the APA, consisting primarily of cash on hand and certain prepaid assets and accrued liabilities related to the wind down of the business.

Completion of the Asset Sale requires the approval of our stockholders and holders of our outstanding 8% Notes, the consent of certain third parties as well as the satisfaction or waiver of other customary conditions set forth in the APA.

The Company had approximately $43.7 million in aggregate principal amount of 8% Notes outstanding as of November 2, 2016.  In connection with the Asset Sale to Medivir described above, on November 2, 2016, TetraLogic entered into a binding agreement with 100% of the holders of the 8% Notes pursuant to which the holders of 8% Notes agreed to exchange $2.2 million in aggregate principal amount of the 8% Notes for 12,222,222 newly-issued shares of TetraLogic convertible participating series A preferred stock.  The exchange is expected to be consummated prior to November 14, 2016.  Following the exchange, $41,550,000 in aggregate principal amount of our 8% Notes plus accrued but unpaid interest on all 8% Notes will remain outstanding.  The Company has agreed that, upon consummation of the Asset Sale to Medivir, $12 million will be promptly distributed in cash to the holders of the 8% Notes remaining outstanding in  redemption of $12 million in aggregate principal amount of such remaining 8% Notes and in priority to any payments to holders of capital stock.  The holders of the 8% Notes have waived any put right in connection with a suspension of trading and delisting of the Company’s Common Stock from The Nasdaq Global Market as well as any right to receive current cash payment of the interest on the 8% Notes, and agreed instead that such interest will continue to accrue until paid off by the Company. The holders of the 8% Notes have also agreed to extend the maturity date of the remaining 8% Notes to June 15, 2024.  These waivers and extensions are conditional on the consummation of the Asset Sale.  If the Asset Sale is not consummated or if the APA is terminated, such waivers and extension will be of no further force and effect as if they had never been provided.

As a result of the transactions noted above, we will be terminating all remaining employees, with all terminations expected to be completed no later than December 2, 2016.

On October 18, 2016, TetraLogic received notice that the Nasdaq Hearings Panel (the “Panel”) had granted the Company’s request for an extension of the previously granted exception for continued listing on The Nasdaq Global Market.  As previously reported in TetraLogic’s Current Report on Form 8-K filed on September 6, 2016, the Panel had granted the Company’s request for continued listing on The Nasdaq Global Market subject to certain conditions, including completion of a conversion of its outstanding 8% Notes into equity of the Company by October 15, 2016 (the “Restructuring”).  On October 15, 2016, the Company informed the Panel that it had not yet completed the Restructuring, and subsequently on October 17, 2016, the Company requested that the Panel extend the exception deadline from October 15, 2016 to October 31, 2016 to complete the process of identifying the remaining holders of the 8% Notes and obtaining agreements for conversion of the 8% Notes.

On October 18, 2016, the Panel granted the Company’s request to extend the exception deadline through the end of the month. The Panel noted that the remaining exception deadlines, reported on Company’s Form 8-K filed on September 6, 2016, are still in place.  As a result of the execution of the APA and agreement with the holders of the 8% Notes as described above, the Company notified Nasdaq on November 2, 2016 of its intent to request delisting from the Nasdaq Global Market.  On November 2, 2016, the Company received a notice from Nasdaq that it determined to delist our common stock and that it will suspend trading of our common stock effective at the open of business on November 4, 2016.  As a result of the execution of the APA and agreement with the holders of the 8% Notes as described above, the Company notified Nasdaq on November 2, 2016 of its intent to request delisting from the Nasdaq Global Market. Delisting will be effective 10 days after the filing of a Form 25 with the SEC.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three and nine months ended September 30, 2015 and 2016, and our financial condition as of December 31, 2015 and September 30, 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant judgments and estimates are disclosed in our Annual Report. Since the date of those financial statements, there have been no changes to our critical accounting policies and significant judgments and estimates, other than the change noted below in Indefinite-lived Intangible Assets.

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

For the three months ended September 30, 2015 and 2016, and the nine months ended September 30, 2015 and 2016, our general and administrative expenses totaled $2.5 million, $1.5 million, $8.5 million and $6.8 million, respectively. The decrease in general and administrative expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016 is due to a decrease in personnel and stock compensation expenses resulting from our reduction in staff implemented in the first quarter of 2016, offset by an increase in financial advisory expenses related to our exploration of strategic alternatives during 2016.  The decrease in general and administrative expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 is due to the changes in personnel, stock compensation, and financial advisory expenses noted above, also offset by an increase in legal patent and restructuring expenses in 2016 as compared to 2015.

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

During the three months ended September 30, 2015 and 2016, and the nine months ended September 30, 2015 and 2016, we incurred $6.1 million, $(38,000), $20.3 million and $4.8 million, respectively, in research and development expenses. Research and development expenses decreased for both the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, due to decreases in clinical trial expenses for all indications, decreases in manufacturing, product development, and pre-clinical expenses, and decreases in personnel and stock compensation expenses resulting from the reduction in force implemented in the first quarter of 2016.    The MDS trial was terminated in January 2016 due to disappointing results.  The HBV trial was temporarily halted in May 2015. We completed enrollment in the Phase 1/2 open-label, non –randomized clinical trial of birinapant administered with conatumumab in third-line ovarian cancer trial in the second quarter of 2015, and based on results observed to date, we do not expect to advance this program beyond this study at this time.  In addition, we received and recorded a research and development reimbursement credit from the Australian government during the third quarter of 2016 related to level of research and development work performed in that jurisdiction, which further reduced research and development expense in the third quarter of 2016.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We have not utilized a formal time allocation system to capture expenses on a project-by-project basis as the majority of our past expenses have been in support of birinapant and SHAPE. However, we have allocated some portion of our research and development expenses by functional area, as shown below.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Clinical development	$3,396,136	$91,360	$9,898,209	$3,021,786
Manufacturing and formulation	690,388	1,968	2,607,049	153,124
Personnel related	1,399,265	361,919	4,878,750	2,015,798
Stock-based compensation	385,376	22,112	1,202,335	86,751
Consulting	87,573	—	430,785	—
Other research and non-clinical development	137,686	(515,615)	1,235,287	(515,615)
	$6,096,424	$(38,256)	$20,252,415	$4,761,844

The following table summarizes our research and development expenses by targeted indication for the three and nine months ended September 30, 2015 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2016	2015	2016
Blood cancers (MDS)	$4,790,292	$(77,137)	$12,244,848	$2,757,018
Solid tumors	370,531	—	1,734,392	—
Infectious diseases (HBV)	(57,888)	—	1,090,567	—
Shape (CTCL)	795,604	38,881	3,343,546	2,004,826
Other pre-clinical and non-indication specific	197,885	—	1,839,062	—
	$6,096,424	$(38,256)	$20,252,415	$4,761,844

Impairment Charge

During the third quarter of 2016, we identified an impairment indicator in the Shape asset group, which consists of the Shape indefinite-lived intangible asset that we acquired in April 2014, and the related contingent consideration liability (“Shape Asset Group”), based on expressions of interest to acquire this asset group from third parties at amounts below the current carrying value.  In addition, in October 2016, we entered into the APA with Medivir to acquire this asset group (as well as substantially all the other assets of the Company) for total consideration of $12 million plus potential future milestones and royalties. The APA is subject to shareholder approval.

Accordingly, to estimate the fair value of the Shape Asset Group as of September 30, 2016, we used the $12 million purchase price from Medivir as our estimate of fair value, as all of the future milestones and royalties that may be earned under the arrangement are contingent on future events which are highly uncertain, and management believes the value attributable to the Company’s other assets are de minimus.  We recognized an impairment charge of $5.2 million in the third quarter of 2016 based on the difference between the $12 million purchase price and the carrying value of Shape Asset Group as of September 30, 2016. Given the decrease in the Shape intangible asset, the Company also recorded a deferred tax benefit of $2.3 million during the third quarter of 2016 related to the decrease in the basis difference between book and tax for this asset.

Restructuring charge

In January, 2016, we authorized the implementation of a 19 person reduction in staff to control operating expenses and reduce ongoing cash requirements.  The actions associated with these reductions were completed in April 2016.  These termination benefits consist of a severance payment equal to 3 months’ salary or, in the case of certain senior executives, consist of benefits pursuant to the provisions of their employment agreements, and outplacement assistance.  The estimated liability for these termination benefits was scheduled to be paid out over 18 months and was recorded at fair value during the first quarter of 2016.

During the third quarter of 2016, we recorded an additional restructuring charge for severance payments related to the termination of our remaining 8 employees.  In addition, we recorded an adjustment for amendments for certain existing severances that reduced the amounts of benefits payable and allowed for the payment for all benefits by the end of 2016.

In total, we recorded a restructuring charge of $3.5 million during the nine months ended September 30, 2016.  A total of $1.3 million has been paid through September 30, 2016, and the remaining $2.2 million is scheduled to be paid by December 31, 2016.

Change in fair value of contingent consideration

The acquisition of Shape includes a contingent consideration arrangement that may require us to pay additional consideration in the form of milestone payments and tiered royalties.  We recorded the liability for the contingent consideration based on its fair value on the date of the acquisition, and we record any change in fair value of the contingent consideration in our consolidated statements of operations and comprehensive loss as a change in fair value of contingent consideration included in loss from operations.  For the three months ended September 30, 2015 and 2016, and the nine months ended September 30, 2015 and 2016, we recorded a change in fair value of contingent consideration of $1.1 million, $1.2 million, $3.3 million and $3.3 million, respectively. The change in fair value of the contingent consideration recorded for the three and nine months ended September 30, 2015 and 2016 was due primarily to accretion related to the passage of time.

Change in fair value of derivative liabilities

Certain of our warrants to purchase our Common Stock are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  For the three months ended September 30, 2015 and 2016, and the nine months ended September 30, 2015 and 2016, we recorded a change in fair value of these derivative liabilities of $0, $0, $0.2 million and $0.1 million, respectively.  The change in the fair value of these derivative liabilities is due primarily to the decrease in the value of our Common Stock during those periods.

We have classified the interest make-whole provision of our 8% Notes due 2019 issued in June 2014 as a derivative liability that is recorded at fair value.  This derivative liability is subject to re-measurement at each balance sheet date and we recognize any change in fair value in our consolidated statements of operations and comprehensive loss as a change in fair value of the derivative liability.  For the three months ended September 30, 2015 and 2016, and the nine months ended September 30, 2015 and 2016, we recorded a change in fair value of this derivative liability of $0.4 million, $20,000, $1.9 million and $33,000, respectively.  The change in the fair value of this derivative liability is due primarily to the change in the value of our Common Stock during those periods.

Interest and Other Income

Interest and other income consist principally of interest income earned on cash and cash equivalent balances.

Loss on sale of equipment

In March 2016, we sold all of our laboratory equipment with a net book value of $306,000 for net proceeds after selling costs of $152,000, resulting in a loss on sale of equipment of $154,000.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2016, and the nine months ended September 30, 2015 and 2016, was $1.6 million, $1.8 million, $4.7 million and $5.2 million, respectively. This interest expense is attributable to coupon interest on our 8% Notes and to non-cash interest expense resulting from the accretion of the debt discount and beneficial conversion feature associated with our 8% Notes issued in June 2014.

Cash Flows

Operating Activities.  Cash used in operating activities during the nine months ended September 30, 2016 decreased to $14.7 million from $25.7 million used in the nine months ended September 30, 2015. This decrease was driven primarily by lower operating costs in 2016 as compared to 2015, due to the previously discussed restructuring actions implemented during 2016.

Investing Activities.  Cash provided by investing activities was $5.3 million for the nine months ended September 30, 2016 as compared to cash provided by investing activities of $26.9 million for the nine months ended September 30, 2015.  Cash provided by investing activities for 2015 and 2016 is attributable primarily to the excess of maturities over purchases of short-term investments during the period.

Financing Activities.  There were no cash flows from financing activities during the nine months ended September 30, 2016.  Cash provided by financing activities was $1.8 million for the nine months ended September 30, 2015, due primarily to proceeds from the issuance of common stock offset by payments made to retire convertible notes during the period.

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

Liquidity and Capital Resources

See Footnote 1 for a discussion of our APA, agreement with the holders of the 8% Notes and Nasdaq delisting.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below, together with other information contained in this Form 10-Q, including our financial statements and the related notes appearing in this Form 10-Q.  In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” of the Annual Report.  The risks described in this Form 10-Q, in the Annual Report and under the caption “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this quarterly report are not the only risks that we face.

There can be no guarantees that the Asset Sale will be completed and, if not completed, we may have to file for bankruptcy and liquidation.

The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Asset Sale by our stockholders and holders of the 8% Notes and certain other third parties. We cannot guarantee that the closing conditions set forth in the APA will be satisfied. If we are unable to satisfy the closing conditions in Buyer’s favor or if other mutual closing conditions are not satisfied, Buyer will not be obligated to complete the Asset Sale.  If the Asset Sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale and may include a bankruptcy and liquidation of the Company.

The entire Closing Payment will be used to pay the 8% Notes remaining outstanding and will not be distributed to stockholders, and there may be no other recovery for any of our stockholders if we receive no Contingent Payments or only a limited amount of Contingent Payments.

If the Asset Sale is consummated, $12 million of the Closing Payment for the Business will be paid to the holders of the remaining 8% Notes then outstanding in redemption of $12 million in aggregate principal amount of such 8% Notes, with the remainder of the Closing Payment being used to pay INC Research, LLC to complete the SHAPE CTCL Phase II ongoing trial.  There will therefore be no distributions to the holders of Common Stock or Preferred Stock with the closing cash proceeds from the Asset Sale.

Following the consummation of the Asset Sale we will no longer have any employees or operations and will only have very limited assets (including approximately $1.5 million in cash and the contractual right to potentially receive Contingent Payments). We will also have no revenues following consummation of the Asset Sale.  Our sole source of future revenues will be the Contingent Payments.  We will continue to have $41,550,000 in aggregate principal amount of 8% Notes outstanding as well as 12,222,222 shares of Preferred Stock with priority rights on any future distributions of cash of the Company over the holders of Common Stock.  Assuming the closing of the Asset Sale were to take place on November 30, 2016, approximately $29,550,000 would remain due and owing under the 8% Notes after payment of the Closing Payment in partial redemption of  the 8% Notes.

Any future Contingent Payments, if received, will be used first to pay all remaining accrued but unpaid obligations under the 8% Notes until paid in full.  Thereafter, all future Contingent Payments, if received, will be used to pay all accrued but unpaid dividends and other amounts on the outstanding shares of Preferred Stock.

There are no guarantees that we will receive any Contingent Payments or that any amount of Contingent Payments we receive is enough to satisfy all amounts owed under the 8% Notes and the Preferred Stock and therefore there may be no recovery for our common stockholders following the consummation of the Asset Sale.

There can be no guarantees that we will receive any Contingent Payments.

Under the APA, we will earn milestones based on the development and commercialization of our product candidates and earn-out payments based on annual net sales of birinapant.  Buyer has no obligations to achieve those milestones or sales.  Because of the developmental state of our product candidates, there are high risks related to the commercialization of our product candidates and there can be no guarantees that any of the milestones or sales targets set forth in the APA will be achieved and that we will receive any future Contingent Payments.  In addition, any future Contingent Payments may be further reduced by any amounts payable by us under our indemnification obligations under the APA.

There can be no guarantee that Buyer will comply with its obligation to use commercially reasonable efforts in connection with the clinical trials of our product candidates.

Buyer has agreed to use commercially reasonable efforts to take certain steps in connection with three clinical trials of our product candidates.  Although the results of these clinical trials may contribute to achieving the milestones and/or annual net sales of birinapant, there is no guarantee that Buyer will take the steps set forth in the APA or that such trials, if completed, will result in the successful commercialization and sales of our product candidates.

Our holders of 8% Notes and Preferred Stock will have priority over the Common Stock on distributions following consummation of the Asset Sale

Any future Contingent Payments, if received, will be used first to pay all remaining accrued but unpaid obligations under the 8% Notes until paid in full. Thereafter, all future Contingent Payments, if received, will be used to pay all accrued but unpaid dividends and other amounts on any outstanding shares of Preferred Stock. The Preferred Stock will accrue dividend at a rate of 8%. Dividends are cumulative whether or not declared by the board of directors.

After all accrued but unpaid dividends and other amounts owed on the Preferred Stock have been paid in full, the holders of Preferred Stock will also be entitled to share equally with the Common Stock on any additional dividends or other distributions on an as-converted basis.

As a result, there may never be any, or may be very little, recovery to the holders of our Common Stock.

The APA limits our ability to sell the Business to a party other than Buyer.

The APA contains provisions that make it more difficult for us to sell the Business to a party other than Buyer, including a non-solicitation provision and a provision requiring us to notify Buyer of any solicitation or offer made by any third party in connection with the sale of the Business or any similar transaction. These provisions could discourage a third party that might have an interest in acquiring all of or a significant part of our Business from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Buyer.

We may be required to pay a termination fee to Buyer if we breach certain covenants, accept an unsolicited superior offer, or pursue an alternative transaction in the exercise of our Board’s fiduciary duties.

In the event we terminate the APA to accept an unsolicited superior offer from a third party, or we breach our covenants regarding third party proposals, or if Buyer terminates the APA because we pursued an alternative transaction in the exercise of our Board’s fiduciary duties, Buyer will be due a termination fee totaling $1,300,000, plus expenses incurred in connection with the APA and Asset Sale.

Buyer is not assuming any of the excluded liabilities under the APA.

Under the APA, Buyer is only assuming certain specific liabilities as set forth in the APA and is not assuming all of the liabilities associated with the Business. Certain liabilities will remain with TetraLogic post-closing. For example, Buyer is not assuming any liability relating to our current or former employees.  While we believe that we have adequately accrued for these liabilities or are adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities.

The APA may expose us to contingent liabilities.

We have agreed to indemnify Buyer for certain breaches of representations, warranties or covenants made by us in the APA. We have agreed that if we cannot pay our indemnification obligations, Buyer will have set-off rights against future Contingent Payments. Significant indemnification claims by Buyer could further materially and adversely affect our financial condition or further reduce any future Contingent Payments.

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect our financial condition or future strategic opportunities.

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect the trading price of our Common Stock and/or our relationships with partners and employees. In addition, pending the completion of the Asset Sale, our management’s focus and attention and employee resources may be diverted from identifying strategic alternatives during the pendency of the Asset Sale.

In the event that the Asset Sale is not completed, the announcement of the termination of the APA may also adversely affect the trading price of our Common Stock on any trading market on which our Common Stock may be trading at the time, our relationships with partners (including the holders of the 8% Notes) and employees and/or our ability to pay our creditors.

Following consummation of the Asset Sale, we may no longer be required to file reports with the SEC.

We intend to file a notice terminating our reporting obligations under the Securities Exchange Act of 1934.  Once effective, we may no longer required to file reports with the SEC, stockholders will have very little public information available about us and our operations which will further affect the trading and liquidity of our Common Stock.

Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.  We cannot assure you that any of the events discussed under the caption “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this quarterly report or in the risk factors in the Annual Report will not occur.  These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected.  If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.  You should understand that it is not possible to predict or identify all such risks.  Consequently, you should not consider the risk factors in this Form 10-Q, in the Annual Report or under the caption “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this quarterly report to be a complete discussion of all potential risks or uncertainties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

See Footnote 1 for a discussion of our planned issuance of 12,222,222 newly-issued shares of our convertible participating Series A preferred stock which we expect to complete by November 14, 2016.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company had approximately $43.7 million in aggregate principal amount of 8% Notes due 2019 outstanding as of November 2, 2016.  In connection with the Asset Sale to Medivir described above, on November 2, 2016, TetraLogic entered into a binding agreement with 100% of the holders of the 8% Notes pursuant to which the holders of 8% Notes agreed to exchange $2.2 million in aggregate principal amount of the 8% Notes for 12,222,222 newly-issued shares of TetraLogic convertible participating series A preferred stock.  The exchange is expected to be consummated prior to November 14, 2016.  Following the exchange, $41,550,000 in aggregate principal amount of our 8% Notes plus accrued but unpaid interest on all 8% Notes will remain outstanding.  The Company has agreed that, upon consummation of the Asset Sale to Medivir, $12 million will be promptly distributed in cash to the holders of the 8% Notes remaining outstanding in redemption of $12 million in aggregate principal amount of such remaining 8% Notes and in priority to any payments to holders of capital stock.  The holders of the 8% Notes have waived any put right in connection with a suspension of trading and delisting of the Company’s Common Stock from The Nasdaq Global Market as well as any right to receive current cash payment of the interest on the 8% Notes, and agreed instead that such interest will continue to accrue until paid off by the Company. The holders of the 8% Notes have also agreed to extend the maturity date of the remaining 8% Notes to June 15, 2024.  These waivers and extensions are conditional on the consummation of the Asset Sale.  If the Asset Sale is not consummated or if the APA is terminated, such waivers and extension will be of no further force and effect as if they had never been provided.

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

TETRALOGIC PHARMACEUTICALS CORPORATION

Date: November 3, 2016	By:	/s/ J. KEVIN BUCHI
J. Kevin Buchi
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ PATRICK HUTCHISON
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